Form 10QSB
period 2008-01-31
Bright Screens, Inc.
filed 2008-03-17
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-147835

Bright Screens, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada		20-8768424
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

10120 S. Eastern Ave., #2, Henderson, NV 89052
(Address of principal executive offices)

(702) 767-7001
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,340,000 common shares as of March 14, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of January 31, 2008 (unaudited);

F-2	Statements of Operations for the three months ended January 31, 2008 (unaudited);

F-3	Statements of Stockholders' Equity as of January 31, 2008 (unaudited);

F-4	Statements of Cash Flows for the three months ended January 31, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	January 31, 2008	October 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$36,170	$36,070

Total Current Assets	36,170	36,070

PROPERTY AND EQUIPMENT, net	856	905

TOTAL ASSETS	$37,026	$36,975

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$4,098	$-
Related party payable	100	-

Total Current Liabilities	4,198	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorizedat par value of $0.001, no shares issued and outstanding	-	-

Common stock, 90,000,000 shares authorized at par value of $0.001, 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	33,760	33,760
Deficit accumulated during the development stage	(6,272)	(2,125)

Total Stockholders' Equity	32,828	36,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,026	$36,975

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2008	From Inception on March 30, 2007 Through January 31, 2008

REVENUES	$-	$-
COST OF SALES	-	-
GROSS MARGIN	-	-

OPERATING EXPENSES

General and administrative	4,147	6,272

Total Operating Expenses	4,147	6,272

INCOME (LOSS) FROM OPERATIONS	(4,147)	(6,272)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

NET LOSS	$(4,147)	$(6,272)

BASIC LOSS PER SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,340,000

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total

Balance, inception, March 30, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	100	-	100

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.10 per share	340,000	340	33,660	-	34,000

Net loss for the period ended October 31, 2007	-	-	-	(2,125)	(2,125)

Balance, October 31, 2007	5,340,000	5,340	33,760	(2,125)	36,975

Net loss for the six months ended January 31, 2008	-	-	-	(4,147)	(4,147)

Balance, January 31, 2008	5,340,000	$5,340	$33,760	$(6,272)	$32,828

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2008	From Inception on March 30, 2007 Through January 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,147)	$(6,272)
Adjustments to reconcile net loss tonet cash used by operating activities:
Depreciation expense	49	131
Changes to operating assets and liabilities:
Changes in accounts payable	4,098	4,098

Net Cash Used by Operating Activities	-	(2,043)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(987)

Net Cash Used by Operating Activities	-	(987)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	100	100
Proceeds from common stock issued	-	39,100

Net Cash Used by Financing Activities	100	39,200

NET DECREASE IN CASH	100	36,170

CASH AT BEGINNING OF PERIOD	36,070	-

CASH AT END OF PERIOD	$36,170	$36,170

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2008 and October 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended January 31, 2008 are not necessarily indicative of the operating results for the full years.

                NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

History

We are a Nevada corporation, formed March 30, 2007. We hold the exclusive worldwide license to a proprietary, patented video screen technology known as “Optical Channel Plates.”   We are now engaged in the development of our technology and are preparing to undertake our initial marketing efforts.

Products and Methods of Competition

Optical Channel Plates is a new technology for use in video projection screens.  Current projection screen technology produces screens which absorb light projection, leading to seemingly insoluble problems with the brightness and clarity of the image.

Optical Channel Plates allows a new method of almost energy free projection in daylight conditions to be commercialized. At a very reasonable cost of installation and almost no ongoing cost of projection (and almost negligible cost of maintenance of the screen itself) any user wishing to establish a public presence can do so very easily.

Imagine one wall of a commercial building, presently occupied by an illuminated sign. The sign is static in display. Replacement of the display panels is expensive and requires a visit from the sign people. By installing a Optical Channel Plates screen in its place and portioning a projector at some distance from the screen, the retailer (in this example) creates a dynamic sign environment with the purpose of stopping people walking by, catching their attention and beginning to sell them before they are even in the store.

Clothing retailers can display fashion shows, sporting goods can display skiing movies in the winter and sailing ones in the summer, restaurants can display live movie of their customers already having a good time inside. Presentations need not be canned. The internet is a source of many webcams (bears feeding on streams in Alaska in September, news events, public service announcements) all of which can stop people who are rushing by and get them to look. Normally retailers pay substantial sums to get this to happen. Now... new possibilities open up for the inventive retailer.

To be successful in the marketplace, Optical Channel Plates requires a multi-pronged program of marketing, product development, technology protection, and technology evangelization. Bright Screens, Inc. was incorporated to receive an exclusive license to the technology, to raise funds for the commercialization and exploitation of this concept, and coordinate the marketing and implementation programs.

The unique opportunity presented by the Optical Channel Plate technology is best illustrated by reviewing the current state of the art in projection panels:

Existing Projection Panels & Their Drawbacks:

Current video screen technology is based one of three projection methods: (1) reflective (projection of flat surfaces), (2) passive (rear projection), and (3) radiating (emanating their own light).

All three basic technologies have similar and overlapping problems and each subset has other problems exclusive to its own category.

The existing methods of reflective projection on flat surfaces do not shield any surrounding light emanating sources. Further, their own reflection can interfere with the ones from its surroundings. To solve this problem, the use of metalized fabrics or plastics has been introduced with some good results. The results are not optimal because they generally need to be viewed from a distance (typical movie theatre). Further, to mitigate interference from other light sources, the viewing room is best left dark to enhance contrast.

Large projection TV screens create too much of dichroism when is viewed from wide angles.  “Dichroic” refers to a material in which light in different polarization states travelling through it experience a varying absorption.  A partial solution to this is to create a bowed surface on the projection screen. The energy consumption of such an active device is much higher than a simple projector since the entire screen must be energized.

Large screens that are in use in stadiums have each `pixel' energized to radiate its own light The construction cost rapidly rises through 6 figures to 7 figures (and even 8 figures).

The energy cost of large illuminated screens runs to megawatts in certain cases. The common problems to each method are:

•
Diffusion, which disperses the reflected light that emanates from a single point, i.e., a dot from a reflecting surface or a pixel from a CRT/LCD, to a greater angle than that of the observation point of the viewer and results in weaker and possibly fussy reflection. Difficult viewing under strong lighting conditions for CRTs and LCDs.

•	Power consumption for CRT displays.

•	Geometric distortions for CRT displays.

•	Very narrow viewing angles for large screens, especially for rear projections.

•	Not able to achieve single dot multi color pixels since each pixel can use only one of the three guns available.

•	Dichroic effects from close distance observation, especially for rear projection.

•	Manufacturing defects for CRTs (geometric distortions) that require tube/deflection coils (yoke) to be adjusted with extra magnetic elements.

•	Problem with CRTs, because of harmful radiation levels, due to prolonged exposures.

•	Manufacturing problems for LCDs due to pixel defects (black or constantly lit pixels) that cause rejection.

The Optical Channel Plates technology suffers from none of these problems, and seems to solve them.

The Optical Channel Plates Technology

The superior projection panel made possible by our technology evolves around the use of fiber optic strands that have been plated (gilded) along their lengths. The fibers are packed together and glued in tight bunches. The x and y dimensions of the bunch, which will be that viewing area, can be of any possible size, but its z dimension needs to be of substantial length, to enable a sequential slicing of the bunch.

The slices of the Fiber Optic bunch will be polished on both sides and will be plated in one of them, in case that reflective light is required by the application, i.e., like an ordinary projection screen. In case that rear projection is needed then no platting will be added.

The Fiber optic strands can be made from various transparent materials, such as glass, plastic, etc.  A number of options are available for this invention which deliver results that are tailored to the application’s needs.  For example the fiber optic strands can be plated externally to enhance their internal reflectivity for the transmission through the fiber.  Extension to this is to use plated plastic fibers with low melting point end after the platting the gluing and the slicing of the bunch of fibers; the material of the fibers can be heated and removed by melting, leaving and slice of pipes glued together.

The shape of the fiber optic strands can be round or polygons. A round shape strand will leave the opposite of 'topological' triangle between the adjacent fiber strands and glue with no transparent properties needs to be used. On the other hand the use of a hexagon shaped fiber strand will not leave these topological triangles, but will need the platting of the strands to be done at slice level and with small separations between the strands to enable platting and 'gluing by platting'. The ideal shape is a hexagonal polygon, but a triangle can be used too:

The fiber optic strands or small pipes are internally reflective and have a length that is dictated by the application. For reflective applications one of the ends of the solid strands will be plated and in the case of the pipes the material will be removed to leave the plated part of the strand.

The diameter of the fibers will be related to the distance of viewing, but will not be smaller than the wavelengths of the various light frequencies.

The simplest option for the panel's construction is to use round plated fiber strands drawn from looms that are driven through a matrix of holes, which resembles the desired end product. At a predefined distance the strands will be clamped together and plating will be applied with the appropriate solution. The plating on the already plated fiber strands, thus adding metal on the touching points of the fibers, which will result in their permanent welding. The alignment of the strands will be helped with the use of ultrasonic vibrators.

The plating will be applied by pumping the plating solution through the topological triangles (gaps) of the clamped strands. Because the plating solution loses its diluted metal content as the solution is travelling through the gaps and unevenly deposit of material, more at the entry points, its travelling length will be restricted and the welded part of the clamped fiber strands will be sliced, leaving a small section of welding part to be used as the guide for the next slice.

The openings that will be left from the topological triangles will be filled with a non-transpired resin that will pumped into the openings under pressure.

The slice then is polished on both sides and plated in one of them (in case that the need for the through transparency do not arise) to be used as a reflective projection panel. When no plating is applied, on either side, then the slice can be used for rear projection.

The surface reflections of the polished side, for the reflective and the passive through rear projection, may create unwanted light diffusion that at close proximity will fudge the picture. The avoidance of this problem can be overcome with the use of the removal of the plastic material from the fiber strands, provided that the malting point is low, thus leaving instead of fiber optic strands small pipes welded together, for the passive or rear projection, and the reflective bottom of the plated side of the slice.

In case that hexagonal or triangle shape strands will be used the plating (welding) of the strands is more complex and the possible two welding ways can be used. First, the strands at their ends, before the slicing point, individually or in rows, will be ultrasonically vibrated to create topical friction that will weld their flat surfaces. (This kind of ultrasonic welding is used for the attachment of the wire connection of the microchips to the external pins).

The plating/welding of the polygon shaped strands can be achieved with the application of the plating at the moment of the emergence the strands from the matrix with the circulation, under pressure between the gaps, of the plating fluid. As the plating is progressing the top part of the matrix will sealed off, because the plating will deposit more metal, due its longer exposure to plating.

The slicing can be arranged to be made at the point where the left cut section is plated enough to restrict the flow (escape) of the plating fluids from the matrix's face. One of the poles, the anode, of the applied electrical potential will be the side of the extruded matrix, and to control the even distribution of the electrical current and even plating, the strands at the rear

The need for very large panels that will be able to cover large areas, without the shown discontinuation of attached adjacent small panels, can be overcome with the joining of smaller panels using plating at their points of contact, because the gaps, i.e., the topological triangles or the spaces between the polygons will not be eliminated. This kind of approach will enable the formation of very large sheets that if their thickness is thin enough will allow their packaging into rolls.

Another approach to the design of the panel(s) can be developed for the development of extreme high-resolution displays. The problem with the blackening of pixel in the LCD will be overcome with employment of the above-described technique. The said technique will employ mechanical or quartz light rotators to deliver the horizontal and vertical scans. The optical strands, before plating, can be stretched with the use of altered temperature levels the convert the strands into cone shapes. This approach will enable the strands to be curved and driven to areas were the scanning can be applied to their entry points. The strands can be solid or pipes. The elongation of the strands can create the possible smallest dot of a pixel. With improved techniques, at a particular stage of the strands lengths, three strands can be joined together to create a dot color pixel instead of the used three, in the existing color LCD of CRT displays become serious prospects for a sale.

Target Market and Marketing Methods

Optical Channel Plates, as a technology, is considered to be a "device". In marketing terms this means that it is a tool or innovation but without the specific focus of an already implemented product the marketplace which makes a device into a product.

Most companies which try to implement a new technology do so with a standard marketing program which relies very heavily on advertising. In the opinion of this company's management, advertising, which possibly useful, cannot deliver on the promise of targeted results.

The marketing program envisioned by this company relies heavily on the specific identification of individual companies who can be approached with a tailored, individualized message with specific goals as to how much the retail experience can be changed and how. It is the combination of device, target focus, economic feasibility and execution in It is on the basis that a strict representation of the savings which will accrue to the customer through implementation of the Optical Channel Plates technique, that the claims can be made as to market penetration and probable financial compensation to this company.

This is what we refer to as an "alternative marketing approach". The technology is re-cast as a solution to a specific targeted industry segment.

Potential Markets

Commercial Retail

The first and best market is the commercial retail market.

We see the store front being changed from a combination of display window, static sign and entry door to one of display window, variable programming sign and entry portal.

The prime purpose is to start selling the customer before they enter the store.

Computer Game Companies

While this will not be addressed in the near future the Optical Channel Plate technology allows for a wall sized screen to display computer games in action. Mated with a stereo audio system, this may change the computer game experience.

The Computer Gaming industry is the fastest growing industry in today's technology driven society. With the introduction of Internet gaming, this industry has no signs of ever slowing down. In order to offer good playable games with interesting and engrossing content, computer games always have to use the latest techniques and hardware in every aspect of computing. The Optical Channel Plates technology offers a big screen variant, at affordable prices.

Here is a list of some of the top players in this field:

1.	Access Software
2.	Acclaim Entertainment
3.	Activision
4.	Atari
5.	Blizzard Entertainment
6.	Boderbund
7.	Capcom Entertainment
8.	C.O.R.E Digital Pictures
9.	DreamWorks Interactive
10.	Dream Catcher Interactive

11.	Electronic Arts
12.	Eidos Interactive
13.	Epic Mega Games
14.	Humongous Entertainment
15.	Interplay
16.	Lucas Arts and Entertainment
17.	MGM interactive
18.	MicroPlay Gaming
19.	Microprose
20.	Microsoft Gaming Division
21.	Sony Interactive
22.	SGI

Public Service Announcements

Since the projector could be hooked to the internet as a feed, it is possible - in a future variant - to register such signs and require that intermittent public service announcements be site cast. These could range from the merely useful, such as weather announcements, to public safety messages.

Operating Budget

For the fiscal year beginning November 1, 2007, we plan to incur the following expenses:

Office	$900
Phone	$1,800
Patent preparation fees	$4,800
Patent maintenance fees	$2,800
Travel	$4,000
Accounting	$3,000
$17,300

This budget accounts for the proper maintenance and continuing prosecution of our current intellectual property holdings, as well as the travel and administrative costs projected for the marketing and collaborative work which will be the focus of business activity during our full first fiscal year.

Business Goals For The Fiscal Year Beginning November 1, 2007

During our first full fiscal year, we will focus primarily on presenting and marketing the Bright Screens technology to various firms who may have an interest in licensing the technology for use in the manufacture of their own products and to firms who may be interested in designing and manufacturing products on a joint venture basis which are based upon the Bright Screens technology.

Over the course of the fiscal year beginning November 1, 2007, we plan to create and finalize a target list of potential licensees and/or joint venture partners for our technology and to develop effective marketing and other materials for presentation of our technology to these target customers.  We hope to begin contact with these target firms in the Spring of 2008 and, by the end of the current fiscal year, we hope to begin serious discussions regarding the application of our technology to new or improved products to be developed by our licensees or joint venture partners.

Our business development goals over the course of our first fiscal year can be summarized as follows:

Time	Objective
• By late January 2008	Finalize target list of potential licensees for Bright Screens technology and potential joint venture partners for production of first products
• By late April 2008	Finish creation of marketing and related materials for presentation of Bright Screens Technology to potential licensees and/or joint venture partners
• By early May 2008	Begin first contacts with potential licensees and/or joint venture partners
• By end of fourth quarter
Have had two to three rounds of dialog with potential licensees and/or joint venture partners; review Bright Screens technology for suitability to proposed applications; begin creation and filing of new patent applications as required to update technology to customer needs

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended January 31, 2008

We have not earned any revenues from inception through the period ending January 31, 2008. During the quarter ending January 31, 2008, we focused primarily on developing our target list of potential licensees and/or joint venture partners for production of the first commercial products based upon our technology. We do not anticipate earning any revenues until our second full fiscal year beginning November 1, 2008.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $6,272 from our inception on March 30, 2007 through the period ending January 31, 2008.  We incurred operating expenses and net losses and in the amount of $4,147 during the three months ended January 31, 2008. Our operating expenses from inception through January 31, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable primarily to marketing and related expenses.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $36,170 and working capital of $31,972. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning November 1, 2007, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have regular operations and we currently have no income. We may require additional financing to sustain our business operations if we are not successful in earning revenues within the first part of the fiscal year beginning November 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $36,170 as of January 31, 2008 and have accumulated deficit of $6,272 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Carl Wimmer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on December 5, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Screens, Inc.

Date:	March 17, 2008

By: /s/Carl Wimmer Carl Wimmer Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director