Form 10-Q
period 2008-04-30
Bright Screens, Inc.
filed 2008-06-16
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-147835

Bright Screens, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8768424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10120 S. Eastern Ave. 2, Henderson , NV 89052
(Address of principal executive offices)

702-767-7001
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,340,000 common shares as of June 3, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2008;

F-2	Statements of Operations;

F-3	Statement of Stockholders’ Equity;

F-4	Statements of Cash Flows;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30, 2008	October 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$31,375	$36,070

Total Current Assets	31,375	36,070

PROPERTY AND EQUIPMENT, net	807	905

TOTAL ASSETS	$32,182	$36,975

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$-
Related party payable	100	-

Total Current Liabilities	100	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 90,000,000 shares authorized at par value of $0.001, 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	33,760	33,760
Deficit accumulated during the development stage	(7,018)	(2,125)

Total Stockholders' Equity	32,082	36,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,182	$36,975

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended April 30, 2008	From Inception on March 30, 2007 Through April 30, 2007	For the Six Months Ended April 30, 2008	From Inception on March 30, 2007 Through April 30, 2008

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

General and administrative	746	963	4,893	7,018

Total Operating Expenses	746	963	4,893	7,018

INCOME (LOSS) FROM OPERATIONS	(746)	(963)	(4,893)	(7,018)

OTHER EXPENSES

Interest expense	-	-	-	-

Total Other Expenses	-	-	-	-

NET LOSS	$(746)	$(963)	$(4,893)	$(7,018)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,340,000	5,000,000	5,340,000

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, inception, March 30, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	100	-	100

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.10 per share	340,000	340	33,660	-	34,000

Net loss for the period ended October 31, 2007	-	-	-	(2,125)	(2,125)

Balance, October 31, 2007	5,340,000	5,340	33,760	(2,125)	36,975

Net loss for the six months ended April 30, 2008	-	-	-	(4,893)	(4,893)

Balance, April 30, 2008	5,340,000	$5,340	$33,760	$(7,018)	$32,082

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30, 2008	From Inception on March 30, 2007 Through April 30, 2007	From Inception on March 30, 2007 Through April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,893)	$(963)	$(7,018)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	98	-	180
Changes to operating assets and liabilities:
Changes in accounts payable	-	-	-

Net Cash Used by Operating Activities	(4,795)	(963)	(6,838)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(987)	(987)

Net Cash Used by Operating Activities	-	(987)	(987)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	100	-	100
Proceeds from common stock issued	-	39,050	39,100

Net Cash Used by Financing Activities	100	39,050	39,200

NET DECREASE IN CASH	(4,695)	37,100	31,375

CASH AT BEGINNING OF PERIOD	36,070	-	-

CASH AT END OF PERIOD	$31,375	$37,100	$31,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008 and October 31, 2007

               NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended April 30, 2008 are not necessarily indicative of the operating results for the full years.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview and Plan of Operation

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

·
Diffusion, which disperses the reflected light that emanates from a single point, i.e., a dot from a reflecting surface or a pixel from a CRT/LCD, to a greater angle than that of the observation point of the viewer and results in weaker and possibly fussy reflection. Difficult viewing under strong lighting conditions for CRTs and LCDs.

·	Power consumption for CRT displays.

·	Geometric distortions for CRT displays.

·	Very narrow viewing angles for large screens, especially for rear projections.

·	Not able to achieve single dot multi color pixels since each pixel can use only one of the three guns available.

·	Dichroic effects from close distance observation, especially for rear projection.

·	Manufacturing defects for CRTs (geometric distortions) that require tube/deflection coils (yoke) to be adjusted with extra magnetic elements.

·	Problem with CRTs, because of harmful radiation levels, due to prolonged exposures.

·	Manufacturing problems for LCDs due to pixel defects (black or constantly lit pixels) that cause rejection.

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

The openings that will be left from the topological triangles will be filled with a non-transpired resin that will be pumped into the openings under pressure.

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

Most companies which try to implement a new technology do so with a standard marketing program which relies very heavily on advertising. In the opinion of this company's management, advertising, which may possibly be useful, cannot deliver on the promise of targeted results.

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

Here is a list of some of the top players in this field:

1.	Access Software
2.	Acclaim Entertainment
3.	Activision
4.	Atari
5.	Blizzard Entertainment
6.	Broderbund
7.	Capcom Entertainment
8.	C.O.R.E Digital Pictures
9.	DreamWorks Interactive
10.	Dream Catcher Interactive
11.	Electronic Arts
12.	Eidos Interactive
13.	Epic Mega Games
14.	Humongous Entertainment
15.	Interplay
16.	Lucas Arts and Entertainment
17.	MGM interactive
18.	MicroPlay Gaming
19.	Microprose
20.	Microsoft Gaming Division
21.	Sony Interactive
22.	SGI

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

Over the course of the fiscal year beginning November 1, 2007, we plan to create and finalize a target list of potential licensees and/or joint venture partners for our technology and to develop effective marketing and other materials for presentation of our technology to these target customers.  Although we have incurred a minor delay in our initially-planned schedule of development, we hope to begin contact with these target firms in the Fall of 2008 and, by the end of the current fiscal year, we hope to begin serious discussions regarding the application of our technology to new or improved products to be developed by our licensees or joint venture partners.

Our business development goals over the course of our first fiscal year can be summarized as follows:

Time	Objective
· By late January 2008	Finalize target list of potential licensees for Bright Screens technology and potential joint venture partners for production of first products
· By late August 2008	Finish creation of marketing and related materials for presentation of Bright Screens Technology to potential licensees and/or joint venture partners
· By early November 2008	Begin first contacts with potential licensees and/or joint venture partners
· By early 2009
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

Results of Operations for the three months ended April 30, 2008 and 2007

We have not earned any revenues from inception through the period ending April 30, 2008. During the quarter ending April 30, 2008, we focused primarily on developing our target list of potential licensees and/or joint venture partners for production of the first commercial products based upon our technology. We do not anticipate earning any revenues until our second full fiscal year beginning November 1, 2008.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $7,018 from our inception on March 30, 2007 through the period ending April 30, 2008.  We incurred operating expenses and net losses in the amount of $746 during the three months ended April 30, 2008 and in the amount of $4,898 during the six months ended April 30, 2008.  Our operating expenses from inception through April 30, 2008 consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable primarily to marketing and related expenses.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $31,375 and working capital of $31,275. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning November 1, 2007, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have regular operations and we currently have no income. We may require additional financing to sustain our business operations if we are not successful in earning revenues within the first part of the fiscal year beginning November 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $31,275 as of April 30, 2008 and have accumulated deficit of $7,018 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Carl Wimmer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Bright Screens, Inc.

Date:	June 16, 2008

By: /s/Carl Wimmer Carl Wimmer Title: Chief Executive Officer and Director