Form 10-Q
period 2008-07-31
Bright Screens, Inc.
filed 2008-09-15
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

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

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,340,000 common shares as of September 10, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of July 31, 2008 (unaudited);

F-2	Statements of Operations for the three and nine months ended July 31, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on March 20, 2007 through July 31, 3008 (unaudited);

F-4	Statements of Cash Flows for the three and six months ended July 31, 2008 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	July 31, 2008	October 31, 2007
	(Unaudited)

CURRENT ASSETS

Cash	$23,625	$36,070

Total Current Assets	23,625	36,070

PROPERTY AND EQUIPMENT, net	758	905

TOTAL ASSETS	$24,383	$36,975

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,913	$-
Related party payable	100	-

Total Current Liabilities	2,013	-

STOCKHOLDERS' EQUITY

Preferred stock, 10,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 90,000,000 shares authorized at par value of $0.001, 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	33,760	33,760
Deficit accumulated during the development stage	(16,730)	(2,125)

Total Stockholders' Equity	22,370	36,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,383	$36,975

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007	For the Nine Months Ended July 31, 2008	From Inception on March 30, 2007 Through July 31, 2007	From Inception on March 30, 2007 Through July 31, 2008

REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES

General and administrative	9,712	1,113	14,605	2,076	16,730

Total Operating Expenses	9,712	1,113	14,605	2,076	16,730

INCOME (LOSS) FROM OPERATIONS	(9,712)	(1,113)	(14,605)	(2,076)	(16,730)

OTHER EXPENSES

Interest expense	-	-	-	-	-

Total Other Expenses	-	-	-	-	-

NET LOSS	$(9,712)	$(1,113)	$(14,605)	$(2,076)	$(16,730)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,340,000	5,340,000	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, inception, March 30, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	100	-	100

Common stock issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.10 per share	340,000	340	33,660	-	34,000

Net loss for the period ended October 31, 2007	-	-	-	(2,125)	(2,125)

Balance, October 31, 2007	5,340,000	5,340	33,760	(2,125)	36,975

Net loss for the nine months ended July 31, 2008	-	-	-	(14,605)	(14,605)

Balance, July 31, 2008	5,340,000	$5,340	$33,760	$(16,730)	$22,370

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended July 31, 2008	From Inception on March 30, 2007 Through July 31, 2007	From Inception on March 30, 2007 Through July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(14,605)	$(2,076)	$(16,730)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	147	33	229
Changes to operating assets and liabilities:
Changes in accounts payable	1,913	-	1,913

Net Cash Used by Operating Activities	(12,545)	(2,043)	(14,588)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(987)	(987)

Net Cash Used by Operating Activities	-	(987)	(987)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party payables	100	-	100
Proceeds from common stock issued	-	39,100	39,100

Net Cash Used by Financing Activities	100	39,100	39,200

NET DECREASE IN CASH	(12,445)	36,070	23,625

CASH AT BEGINNING OF PERIOD	36,070	-	-

CASH AT END OF PERIOD	$23,625	$36,070	$23,625

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008 and October 31, 2007

                NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2007 audited financial statements.  The results of operations for the periods ended July 31, 2008 are not necessarily indicative of the operating results for the full years.

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

Business Goals and Operational Progress to Date

We had originally planned to spend the later part of our first full fiscal year and the beginning of our second fiscal year focused on marketing and related presentation of our product to potential licensees for the Bright Screens technology and potential joint venture partners for production of our first commercial products.  Our original plan was develop various marketing materials centered on a proto-type product which could be presented to these potential business partners during the fall of 2008.

During the last 6 months, however, we have encountered difficulties in scaling up our prototype. The issues are concentrated around availability of materials that are a) compatible with the technical requirements for the Bright Screens product and b) inexpensive enough to serve as material suitable for larger scale production.

The combination of these two factors has left us unsure, at the moment, of how to proceed to finalize the scale-up to production and the introduction of marketing and production itself. Work is ongoing to develop new sources of materials but we are unsure, at the moment, when a smooth flow from our existing prototype, through final prototyping, and then to commercialization can take place.

Our efforts to move forward with the development and marketing of our proprietary technology are continuing and we believe that our technology continues to hold a promising level of long-term commercial potential.  If our difficulties in scaling-up our prototype continue, however, our ability to continue as a going concern may be doubtful.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended July 31, 2008 and 2007

We have not earned any revenues from inception through the period ending July 31, 2008. During the quarter ending July 31, 2008, we focused primarily on developing our target list of potential licensees and/or joint venture partners for production of the first commercial products based upon our technology. We do not anticipate earning any revenues until our second full fiscal year beginning November 1, 2008.  We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our services or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $16,730 from our inception on March 30, 2007 through the period ending July 31, 2008.  We incurred operating expenses and net losses in the amount of $9,712 during the three months ended July 31, 2008, compared to operating expenses and net losses in the amount of $1,113 during the three months ended July 31, 2007.  During the nine months ended July 31, 2008, we incurred operating expenses and net losses of $14,605.  Our operating expenses from inception through July 31, 2008 have consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable primarily to marketing and related expenses.

Liquidity and Capital Resources

As of July 31, 2008, we had cash of $23,625 and working capital of $21,612. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning November 1, 2008, but may not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have regular operations and we currently have no income. We may require additional financing to sustain our business operations if we are not successful in earning revenues within the first part of the fiscal year beginning November 1, 2008. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $21,612 as of July 31, 2008 and have accumulated deficit of $16,730 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Carl Wimmer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 5, 2007.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bright Screens, Inc.

Date:	September 12, 2008

By: /s/Carl Wimmer Carl Wimmer Title: Chief Executive Officer and Director