Form 10-Q
period 2009-01-31
Bright Screens, Inc.
filed 2009-03-17
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  53,400,000 common shares as of March 10, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of January 31, 2009 (unaudited) and October 31, 2008;
F-2	Statements of Operations for the three months ended January 31, 2009 and January 31, 2008 and from Inception on March 30, 2007 through January 31, 2009 (unaudited);
F-3	Statement of Stockholders’ Equity from inception on March 30, 2007 through January 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended January 31, 2009 and January 31, 2008 and from Inception on March 30, 2007 through January 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	January 31, 2009	October 31, 2008
	(unaudited)
CURRENT ASSETS

Cash	$2,561	$71

Total Current Assets	2,561	71

PROPERTY AND EQUIPMENT, net	660	709

TOTAL ASSETS	$3,221	$780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$15,236	$11,736
Related party payable	3,600	1,100

Total Current Liabilities	18,836	12,836

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 90,000,000 shares authorized at par value of $0.001, 5,340,000 shares issued and outstanding	5,340	5,340
Additional paid-in capital	33,760	33,760
Deficit accumulated during the development stage	(54,715)	(51,156)

Total Stockholders' Equity (Deficit)	(15,615)	(12,056)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,221	$780

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	From Inception on March 30, 2007 Through January 31, 2009

REVENUES	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and administrative	3,559	4,147	54,715

Total Operating Expenses	3,559	4,147	54,715

INCOME (LOSS) FROM OPERATIONS	(3,559)	(4,147)	(54,715)

OTHER EXPENSES

Interest expense	-	-	-

Total Other Expenses	-	-	-

NET LOSS	$(3,559)	$(4,147)	$(54,715)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,340,000	5,340,000

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, inception, March 30, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	100	-	100

Common stock issued for cash at $0.001 per share on April 4, 2007	5,000,000	5,000	-	-	5,000

Common stock issued for cash at $0.10 per share on July 18, 2007	340,000	340	33,660	-	34,000

Net loss for the period ended October 31, 2007	-	-	-	(2,125)	(2,125)

Balance, October 31, 2007	5,340,000	5,340	33,760	(2,125)	36,975

Net loss for the year ended October 31, 2008	-	-	-	(49,031)	(49,031)

Balance, October 31, 2008	5,340,000	5,340	33,760	(51,156)	(12,056)

Net loss for the three months ended January 31, 2009 (unaudited)	-	-	-	(3,559)	(3,559)

Balance, January 31, 2009 (unaudited)	5,340,000	$5,340	$33,760	$(54,715)	$(15,615)

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	From Inception on March 30, 2007 Through January 31, 2009

OPERATING ACTIVITIES

Net loss	$(3,559)	$(4,147)	$(54,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	49	49	327
Changes in operating assets and liabilities:
Changes in accounts payable	3,500	4,098	15,236

Net Cash Used in Operating Activities	(10)	-	(39,152)

INVESTING ACTIVITIES

Purchase of property and equipment	-	-	(987)

Net Cash Used in Investing Activities	-	-	(987)

FINANCING ACTIVITIES

Proceeds from related party payables	2,500	100	3,600
Proceeds from common stock issued	-	-	39,100

Net Cash Provided by Financing Activities	2,500	100	42,700

NET DECREASE IN CASH	2,490	100	2,561

CASH AT BEGINNING OF PERIOD	71	36,070	-

CASH AT END OF PERIOD	$2,561	$36,170	$2,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-		$-
Income Taxes	$-		$-

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and October 31, 2008
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.  The results of operations for the periods ended January 31, 2009 are not necessarily indicative of the operating results for the full years.

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

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009 and October 31, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Large screens that are in use in stadiums have each `pixel' energized to radiate its own light. The construction cost rapidly rises through 6 figures to 7 figures (and even 8 figures).

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

Business Goals and Operational Progress to Date

We had originally planned to spend the later part of our first full fiscal year and the beginning of our second fiscal year focused on marketing and related presentation of our product to potential licensees for the Bright Screens technology and potential joint venture partners for production of our first commercial products.  Our original plan was to develop various marketing materials centered on a proto-type product which could be presented to these potential business partners during the fall of 2008.

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

Results of Operations for the three months ended January 31, 2009 and January 31, 2008

We have not earned any revenues from inception through the period ending January 31, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $54,715 from our inception on March 30, 2007 through the period ending January 31, 2009.  We incurred operating expenses and net losses in the amount of $3,559 during the three months ended January 31, 2009, compared to operating expenses and net losses in the amount of $4,147 during the three months ended January 31, 2008.  Our operating expenses from inception through January 31, 2009 have consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable primarily to marketing and related expenses.

Liquidity and Capital Resources

As of January 31, 2009, we had cash of $2,561 and a working capital deficit of $16,275. We currently do not have regular operations and we currently have no income. We will require additional financing to sustain our business operations if we are not successful in earning revenues within the near future. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $16,275 as of January 31, 2009 and have accumulated deficit of $54,715 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Carl Wimmer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended Janaury 31, 2009.

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

Bright Screens, Inc.

Date:	March 17, 2009
By: /s/ Carl Wimmer Carl Wimmer Title: Chief Executive Officer and Director