Form 10-Q
period 2009-04-30
Bright Screens, Inc.
filed 2009-06-10
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  53,400,000 common shares as of June 4, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008;

F-2	Statements of Operations for the three and six months ended April 30, 2009 and April 30, 2008 and from Inception on March 30, 2007 through April 30, 2009 (unaudited);

F-3	Statement of Stockholders’ Equity from inception on March 30, 2007 through April 30, 2009 (unaudited);

F-4	Statements of Cash Flows for the six months ended April 30, 2009 and April 30, 2008 and from Inception on March 30, 2007 through April 30, 2009 (unaudited);

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	April 30,	October 31,
	2009	2008
	(unaudited)

CURRENT ASSETS

Cash	$61	$71

Total Current Assets	61	71

PROPERTY AND EQUIPMENT, net	611	709

TOTAL ASSETS	$672	$780

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$16,349	$11,736
Related party payable	3,600	1,100

Total Current Liabilities	19,949	12,836

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 90,000,000 shares authorized at par value of $0.001, 53,400,000 shares issued and outstanding	53,400	53,400
Additional paid-in capital (deficit)	(14,300)	(14,300)
Deficit accumulated during the development stage	(58,377)	(51,156)

Total Stockholders' Equity (Deficit)	(19,277)	(12,056)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$672	$780

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended April 30, 2009	For the Three Months Ended April 30, 2008	For the Six Months Ended April 30, 2009	For the Six Months Ended April 30, 2008	From Inception on March 30, 2007 Through April 30, 2009

REVENUES	$-	$-	$-	$-	$-

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

General and administrative	3,662	746	7,221	4,893	58,377

Total Operating Expenses	3,662	746	7,221	4,893	58,377

LOSS FROM OPERATIONS	(3,662)	(746)	(7,221)	(4,893)	(58,377)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,662)	$(746)	$(7,221)	$(4,893)	$(58,377)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	53,400,000	53,400,000	53,400,000	53,400,000

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development
	Shares	Amount	(Deficit)	Stage	Total

Balance, inception, March 30, 2007	-	$-	$-	$-	$-

Contributed capital	-	-	100	-	100

Common stock issued for cash at $0.001 per share on April 4, 2007	50,000,000	50,000	(45,000)	-	5,000

Common stock issued for cash at $0.10 per share on July 18, 2007	3,400,000	3,400	30,600	-	34,000

Net loss for the period ended October 31, 2007	-	-	-	(2,125)	(2,125)

Balance, October 31, 2007	53,400,000	53,400	(14,300)	(2,125)	36,975

Net loss for the year ended October 31, 2008	-	-	-	(49,031)	(49,031)

Balance, October 31, 2008	53,400,000	53,400	(14,300)	(51,156)	(12,056)

Net loss for the six months ended April 30, 2009 (unaudited)	-	-	-	(7,221)	(7,221)

Balance, April 30, 2009 (unaudited)	53,400,000	$53,400	$(14,300)	$(58,377)	$(19,277)

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended April 30, 2009	For the Six Months Ended April 30, 2008	From Inception on March 30, 2007 Through April 30, 2009

OPERATING ACTIVITIES

Net loss	$(7,221)	$(4,893)	$(58,377)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	98	98	376
Changes in operating assets and liabilities:
Changes in accounts payable	4,613	-	16,349

Net Cash Used in Operating Activities	(2,510)	(4,795)	(41,652)

INVESTING ACTIVITIES

Purchase of property and equipment	-		(987)

Net Cash Used in Investing Activities	-	-	(987)

FINANCING ACTIVITIES

Proceeds from related party payables	2,500	100	3,600
Proceeds from common stock issued	-	-	39,100

Net Cash Provided by Financing Activities	2,500	100	42,700

NET DECREASE IN CASH	(10)	(4,695)	61

CASH AT BEGINNING OF PERIOD	71	36,070	-

CASH AT END OF PERIOD	$61	$31,375	$61

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and October 31, 2008

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2008 audited financial statements.  The results of operations for the periods ended April 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

Effective March 2, 2009, the Company’s common stock was forward split on a 10 shares for 1 share basis. The Company’s financial statements have been restated to reflect the forward stock split on a retro-active basis.

BRIGHT SCREENS, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009 and October 31, 2008

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

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

         Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

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

Company Overview and Plan of Operation

We are a Nevada corporation, formed March 30, 2007. We hold the exclusive worldwide license to a proprietary, patented video screen technology known as “Optical Channel Plates.”   We had originally planned to spend the later part of our first full fiscal year and the beginning of our second fiscal year focused on marketing and related presentation of our product to potential licensees for the Bright Screens technology and potential joint venture partners for production of our first commercial products.  Our original plan was develop various marketing materials centered on a proto-type product which could be presented to these potential business partners during the fall of 2008.

During the last 12 months, however, we have encountered difficulties in scaling up our prototype. The issues are concentrated around availability of materials that are a) compatible with the technical requirements for the Bright Screens product and b) inexpensive enough to serve as material suitable for larger scale production.

In light of these difficulties, management has determined that our business plan may not be viable during the immediate future.  We have sought out and evaluated various alternative business opportunities and are currently in the process of final negotiations for an agreement to merge with or acquire another business.  Full disclosure regarding any merger or acquisition will be provided on Form 8-K when and if such an agreement is reached.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended April 30, 2009 and April 30, 2008

We have not earned any revenues from inception through the period ending April 30, 2009. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or if revenues are earned, that we will be profitable.

We incurred operating expenses and net losses in the amount of $58,377 from our inception on March 30, 2007 through the period ending April 30, 2009.  We incurred operating expenses and net losses in the amount of $3,662 during the three months ended April 30, 2009, compared to operating expenses and net losses in the amount of $746 during the three months ended April 30, 2008.  We incurred operating expenses and net losses in the amount of $7,221 during the six months ended April 30, 2009, compared to operating expenses and net losses in the amount of $4,893 during the six months ended April 30, 2008. Our operating expenses from inception through April 30, 2009 have consisted of general and administrative expenses.  Our losses are attributable to our operating expenses combined with a lack of revenues during our current stage of development.

Liquidity and Capital Resources

As of April 30, 2009, we had cash of $61 and a working capital deficit of $19,888. We currently do not have regular operations and we currently have no income. We will require additional financing to sustain our business operations if we are not successful in earning revenues within the near future. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital deficit of $19,888 as of April 30, 2009 and have accumulated deficit of $58,377 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Carl Wimmer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

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

Bright Screens, Inc.

Date:	June 10, 2009

By: /s/Carl Wimmer Carl Wimmer Title: Chief Executive Officer and Director