Form 10-Q
period 2009-06-30
PrismOne Group, Inc.
filed 2009-09-17
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-147835

PrismOne Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-8768424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

146 W. Plant Street, Suite 300, Winter Garden, Florida 34787
(Address of principal executive offices)

321-292-1000
(Issuer’s telephone number)
2295 South Hiawassee Rd., Suite 418, Orlando, FL 32835
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of August 5, 2009.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008;
F-2	Statements of Operations for the three and six months ended June 30, 2009 and June 30, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for the six months ended June 30, 2009
F-4	Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

PrismOne Group, Inc.
Balance Sheets

ASSETS
	(Unaudited) June 30, 2009	December 31, 2008
CURRENT ASSETS

Cash	24,227	5,684
Accounts receivable	58,572	24,805
Accounts receivable- related party	199,196	-
Equipment held for sale	152,989	-

Total Current Assets	434,984	30,489

OTHER ASSETS

Goodwill	141,711	141,711

TOTAL ASSETS	$576,695	$172,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	387,794	257,354
Due to Stockholder	-	39,284
Note payable to Stockholder	200,000	-

Total Current Liabilities	587,794	296,638

STOCKHOLDERS' EQUITY (DEFICIT)

Series A Preferred Stock	274	-
Common stock	22,732	-
Additional paid-in capital	223,720	-
Members deficit	-	(124,438)
Accumulated deficit	(257,825)	-

Total Stockholders' Deficit	(11,099)	(124,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$576,695	$172,200

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$858,194	$529,556	$423,321	$275,858

COST OF GOODS SOLD	278,286	160,104	172,473	102,260

GROSS PROFIT	579,908	369,452	250,848	173,598

OPERATING EXPENSES	712,022	411,282	404,666	181,947

LOSS FROM OPERATIONS	(132,114)	(41,830)	(153,818)	(8,349)

OTHER INCOME (EXPENSE)

Interest expense	(1,492)	(4,102)	(1,492)	(1,830)
Interest income	219	-	40	-

Total Other Income (Expenses)	(1,273)	(4,102)	(1,452)	(1,830)

NET LOSS	$(133,387)	$(45,932)	$(155,270)	$(10,179)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$NA	$(0.02)	$NA

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,495,114	NA	9,108,561	NA

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statement of Stocholder's Deficit
Six Months Ended June 30, 2009
(Unaudited)

	Series A Preferred Stock		$0.001 Par value Common Stock		Additional Paid-In	Accumulated	Members	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Equity
Balance at December 31, 2008, as previously reported	-	$-	-	$-	$-	$-	$(4,438)	$(4,438)

Restatement for accounting of license feess (see Note 3)	-	-	-	-	-	-	(120,000)	(120,000)

Balance at December 31, 2008, as Restated	-	$-	-	$-	$-	$-	$(124,438)	$(124,438)

LLC Merger into PrismOne Group, Inc.	274,000	274	6,850,000	6,850	189,602	(124,438)	124,438	196,726

Reverse merger with public shell	-		(5,961,200)	(5,961)	5,961	-	-	-
	-
Forward Stock Split (2.5 to 1)	-		21,311,200	21,311	(21,311)	-	-	-

Issuance of stock for services	-		531,500	532	49,468	-	-	50,000

Net loss	-		-	-	-	(133,387)	-	(133,387)

Balance at June 30, 2009	274,000	$274	22,731,500	$22,732	$223,720	$(257,825)	$-	$(11,099)

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(133,387)	(45,932)
Adjustments to reconcile net loss to net cash used for operating activities:
Common stock issued for services	49,468	-
Changes in operating assets and liabilities
Change in accounts receivable	(232,963)	(6,852)
Change in Equipment held for resale	(152,989)	-
Change in accounts payable	130,440	58,698
Change in other current liabilities	-	2,687

Net Cash Used for Operating Activities	(339,431)	8,601

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable to stockholder	200,000	-
Repayment of due to stockholder	(39,284)	-
Proceeds from issuance of common stock	532
Merger transaction	196,726	-

Net Cash Provided by Financing Activities	357,974	-

NET INCREASE IN CASH	18,543	8,601

CASH AT BEGINNING OF PERIOD	5,684	2,137

CASH AT END OF PERIOD	$24,227	$10,738

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and related footnotes as disclosed in the 8-K filed on June 16, 2009.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Business

PrismOne Group, Inc. (the “Company”), is in the business of providing and managing computer, communications, multimedia, and other network systems for businesses, buildings, and communities (our “Products” and “Services”).  Our Products and Services allow business or building managers to easily and efficiently consolidate and manage their network infrastructure, communications, multimedia, security, and environmental needs, eliminating the difficulty and frustration of trying to operate numerous separate systems to meet these needs.  We currently provide consulting, design, procurement, installation, integration, support and management services related to our Products, and are continually refining our Product offerings through research and assessments. The Company has two office locations in Central Florida.

Merger Transactions

PrismOne Group, LLC (“LLC”) was the accounting predecessor to the Company and on February 9, 2009 all the members of LLC transferred their membership interests to PrismOne Group, Inc., a newly formed corporation, in exchange for all of the issued and outstanding capital stock of PrismOne Group, Inc, consisting at that time of 274,000 shares of preferred stock and 6,850,000 shares of common stock. PrismOne Group, Inc. had no assets or operations prior to this transaction. Accordingly, the financial statements of the Company prior to February 9, 2009 are those of LLC.

On June 16, 2009, the Company consummated a reverse merger transaction in which PrismOne Group, Inc. (“PrismOne”) merged with and into Bright Screens Acquisition Corp. (“Acquisition Sub”), a wholly-owned Nevada subsidiary of Bright Screens, Inc. (“BrightScreens”), a publicly reporting Nevada corporation.  On June 17, 2009, Bright Screens merged with the Acquisition Sub in a short-form merger transaction under Nevada law in which Bright Screens was the surviving entity and, in connection with this short form merger, changed its name to PrismOne Group, Inc., effective June 17, 2009.

Pursuant to the terms and conditions of the reverse merger transaction:

•
Each share of PrismOne common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.4 shares of Bright Screens common stock. As a result, the shareholders of PrismOne received 5,480,000 newly issued shares of Bright Screens common stock.

•	Each share of PrismOne Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive

PrismOne Group, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2009

•
one share of Bright Screens’ newly created Series A Preferred Stock. As a result, the Series A Preferred shareholders of PrismOne received 274,000 newly issued shares of Bright Screens Series A Preferred Stock.

•	Following the closing of the reverse merger, the former president and CEO of BrightScreens, Mr. Carl Wimmer, canceled and returned all 50,000,000 shares of his shares of BrightScreens common stock.

•
Following the closing of the reverse merger, in a separate transaction, the company authorized a forward split of 2.5 shares for each share of common stock issued and outstanding at the time of the split. All references to common stock in these financial statements shave been retroactively restated so as to give effect to this stock-split.

•	As a result, following these events, there were 22,200,000 shares of common stock and 274,000 shares of Series A Preferred Stock issued and outstanding.

The stockholders of PrismOne possess majority voting control of the public company following the reverse merger and now control the board of directors. PrismOne is deemed to be the accounting acquirer in the reverse merger. Accordingly, the financial statements included herein are those of PrismOne Group, Inc. and its predecessor PrismOne Group, LLC.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. As of June 30, 2009, we had an accumulated deficit of $257,825 and a working capital deficit of $152,810.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated or our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations.

Revenue Recognition

The Company recognizes revenue for installation services related to the initial setup of hardware and communications systems upon completion of the installation and acceptance by the customer.  Revenues related to voice, data, and communications platform services are recognized monthly as the services are provided.

PrismOne Group, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2009

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share is computed by dividing adjusted net income by the weighted average shares outstanding plus potential common shares which would arise from conversion of preferred stock. Potential common shares related to conversion of preferred stock were not included in diluted income (loss) per share since their effects were anti-dilutive.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company follows the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of FIN 48.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states.

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expense during the reporting period.  Actual results could differ from those estimates.

Financial Instruments

In January 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) to value its financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS No. 157 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).  SFAS

PrismOne Group, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2009

SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

·	Level 1 – Active market provides quoted prices for identical assets or liabilities;
·	Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable with market data; and
·
Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, trade receivables, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

PrismOne Group, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2009

NOTE 2 –  GOODWILL

The Company has assumed certain liabilities from its founders. The fair value of the liabilities assumed has been recorded as goodwill because the Company has not identified any assets acquired in connection with the debts assumed.   Management assesses the carrying values of long-lived assets, including goodwill, for impairment when circumstances warrant such a review. In performing this assessment, management considers current market analysis and appraisal of the technology, along with estimates of future cash flows. The Company recognizes impairment losses when undiscounted cash flows estimated to be generated from long-lived assets are less than the amount of unamortized assets.

NOTE 3 – RELATED PARTY TRANSACTIONS

Accounts Receivable- Related Party
The Company’s CEO, Samir Burshan, is a member of the Board of Directors of one of its customers.  During the six months ended June 30, 2009, the Company recorded revenues from this customer of $203,147.  Accounts receivable from the related party customer was $199,196 as of June 30, 2009.

Loan from Shareholder
On May 22, 2009, the Company’s CEO and majority shareholder, loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.

License Agreement and Restatement
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  During 2008, monthly fees under the agreement were $10,000 for one location. In January 2009 the license fees were reduced to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees were $20,000 and $50,000 for the three and six months ended June 30, 2009, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2008, respectively.

The license fees for 2008 of $120,000 were improperly recorded in 2009 and the license fees for 2007 were improperly recorded in 2008. Accordingly, the financial statements for 2008 were restated to increase accounts payable by $120,000 to reflect amounts due to Burshan, LLC and members’ deficit was increased by that amount as of December 31, 2008.

Management Agreement
The company leases furnished office space as well as computer, networking and communications equipment in the form of a management agreement with Burshan LLC. During 2008 the Company paid $15,500 per month for the use of one location.  On January 1, 2009 the Management agreement was revised to reduce the monthly payment to $10,500 per month for the existing location.  In addition, on March 1, 2009 the Company entered into a second management agreement with Burshan LLC in which it leased a second fully furnished and equipped location for $21,000 per month.  The agreements are for a period of 10 years with rolling renewals for 5 years.  Related party management fees for the three and six months ended June 30, 2009 were $94,500 and $147,000, respectively, and $46,500 and $93,000 for the three and six months ended June 30, 2008, respectively.

PrismOne Group, Inc.
Notes to Financial Statements
Six Months Ended June 30, 2009

NOTE 4 -  CAPITAL STOCK

Common Stock Issuance
During the  three and six months ended June 30, 2009, the Company issued 531,500 shares of common stock for $532 cash to an individual who assisted with consulting services related to the reverse merger transaction.  Due to the lack of a readily discernable market value of the Company’s shares at the time, the Company determined that the value of the services performed was a more reliable indicator of the fair value of the stock issued.  Accordingly, the Company recorded consulting expense of $50,000 during the three months ended June 30, 2009.

Series A Preferred Stock
In connection with the reverse merger as discussed in Note 1, the Company issued 274,000 shares of Series A Preferred Stock.  The holders of the preferred stock are entitled to dividends at the rate of 6.5% calculated annually in December in arrears, when and if declared by the Board of Directors.  The preferred shares have fifty votes per share on all matters submitted to a vote of the common stockholders of the Corporation, receive preference to common stockholders with respect to liquidation of the Company and are redeemable in the form of cash or stock at the option of the Company.  In the event of notification of the Company’s intent to redeem the preferred stock, the preferred stock holders may elect to convert the shares to 50 shares of common stock.

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

Company Overview and Plan of Operation

We are in the business of providing and managing computer, communications, multimedia, and other network systems for businesses, buildings, and communities (our “Products” and “Services”). Our Products and Services allow business or building managers to easily and efficiently consolidate and manage their network infrastructure, communications, multimedia, security, and environment needs, eliminating the difficulty and frustration of trying to operate numerous, separate systems to meet these needs. We currently provide consulting, design, procurement, installation, integration, support, and management services related to our Products, and we are continually refining our Product offerings through research and assessments.

Thus far, we have focused on consolidating networking, internet, telephony, multimedia, and security functions for businesses. We intend to expand our service offerings in the next twelve (12) months. We feel that extended BAS products and services represent a growth opportunity, and will complement our existing offering of products and services.

Additionally, we believe that residential owners are also seeking technology that will enhance their at-home multimedia and communication experiences, increase their level of security, and save them money by reducing their energy usage. Residential consumers also seek convenience and remote access to manage their homes while they are away from them. However, we intend to focus primarily on commercial applications of building automation over the next twelve months. We may then seek to market our products and services to the home market.

Results of Operations for the three and six months ended June 30, 2009 and June 30, 2008

During the three month period ended June 30, 2009, we generated $423,321 in revenue compared to $275,858 during the same period the prior year. Our cost of goods sold was $172,473, total operating expenses were $404,666, interest income was $40, and interest expense was $1,492, resulting in net loss of $155,270 for the three month period ended June 30, 2009. By comparison, for three month period ended June 30, 2008, our Cost of Goods Sold for the period was $102,260, and total operating expenses were $185,607, and interest expense was $1,830 resulting in a net loss of $10,179.

During the six month period ended June 30, 2009, we generated $858,194 in revenue compared to $529,556 during the same period the prior year. Our cost of goods sold was $278,286, total operating expenses were $712,022, interest income was $219, and interest expense was $1,492, resulting in a net loss of $133,387 for the six month period ended June 30, 2009. By comparison, for six month period ended June 30, 2008, our cost of goods sold for the period was $160,104, total operating expenses were $411,282, and interest expense was $4,102, resulting in a net loss of $45,932.

The increase in revenues during the three and six month periods of 2009 compared to same periods in the prior year were a result of an increase in the number of customers as we continue to expand our business. The increase in operating expenses during the same periods in 2009 as compared to 2008 was due mainly to the addition of our new Winter Garden, Florida office which resulted in increased management and license fees and increased payroll costs as we expanded our business an hired additional employees.

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital deficit of $152,810.  Cash used for operating activities was $339,431 during the six months ended June 30, 2009 due to our net loss incurred during this period and increases in our accounts receivable and equipment held for resale which was partially offset by an increase in accounts payable.

On May 22, 2009, the Company’s CEO and majority shareholder loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  Although these funds have assisted with our short-term liquidity needs, our ability to execute on our business plan during the next 12 months with will depend upon generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business.
As of June 30, 2009, we had an accumulated deficit of $257,825 and a working capital deficit of $152,810.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated or our expenses be greater than anticipated, then we may seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our goodwill is considered a a critical accounting policy since it is subject to estimates.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Samir Burshan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are not effective.

Management has identified the following control deficiencies that constitute material weaknesses in our controls over financial reporting and our disclosure controls and procedures:

1.	We do not have staff knowledgeable about US Generally Accepted Accounting Principles to assist in the preparation of interim financial statements and related footnotes.

2.	We have no written accounting policies and procedures and no written authority and approval polices and procedures for the transactions of the company.

3.	There is no segregation of duties in the processing of transactions within the recording cycle.

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2009, we sold 531,500 shares of common stock sold at a price of $0.001 per share for cash proceeds of $531.50.  The offering and sale of the shares was exempt from registration under Rule 506 of Regulation D.  The shares were offered exclusively to accredited investors and there was no general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	ByLaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Previously included as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PrismOne Group, Inc.

Date:	September 17, 2009

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer and Director