Form 10-Q
period 2009-09-30
PrismOne Group, Inc.
filed 2009-11-20
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

321-292-1000
(Issuer’s telephone number)
_________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of November 16, 2009.

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

Item 1.                           Financial Statements

PrismOne Group, Inc
Condensed Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$14,866	$5,684
Accounts receivable, net of allowance of $3,597 and $0	24,554	24,805
Accounts receivable- Related Party	81,818	-
Common stock receivable- Related Party	45,000	-
Equipment held for sale	73,317	-

Total Current Assets	239,555	30,489

OTHER ASSETS

Goodwill	141,711	141,711

TOTAL ASSETS	$381,266	$172,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$155,672	$57,354
Accounts payable- Related Party	204,500	200,000
Other current liabilities	13,802	-
Due to Stockholder	10,000	39,284

Total Current Liabilities	383,974	296,638

NONCURRENT LIABILITIES
Note payable to Stockholder	200,000	-

TOTAL LIABILITIES	583,974	296,638

STOCKHOLDRS' DEFICIT

Series A Preferred Stock	274	-
Common stock	22,732	-
Additional paid-in capital	223,720	-
Members deficit	-	(124,438)
Accumulated deficit	(449,434)	-

Total Stockholders' Deficit	(202,708)	(124,438)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$381,266	$172,200

The accompanying notes are an integral part of these condensed financial statements

PrismOne Group, Inc
Condensed Statements of Operations
(Unaudited)

	For the Three			For the Nine
	Months Ended			Months Ended
	September 30,			September 30,
	2009	2008		2009	2008

REVENUES	$443,015		$417,324	$1,301,210		$946,880

COST OF GOODS SOLD	105,511		177,031	383,797		337,135

GROSS PROFIT	337,504		240,293	917,413		609,745

OPERATING EXPENSES	392,779		180,904	1,104,801		532,185

INCOME (LOSS) FROM OPERATIONS	(55,275)		59,389	(187,389)		77,560

OTHER EXPENSES

Unrealized loss in fair value of common stock receivable	(130,000)		-	(130,000)		-
Interest expense	(6,334)		(329)	(7,607)		(4,432)

Total Other Expenses	(136,334)		(329)	(137,607)		(4,432)

NET INCOME (LOSS)	$(191,609)		$59,060	$(324,996)		$73,128

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$	N/A	$(0.03)	$	N/A

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES	22,731,500		N/A	12,075,624		N/A
OUTSTANDING

The accompanying notes are an integral part of these condensed financial statements

PrismOne Group, Inc
Statement of Stockholders Deficit
Nine Months ended September 30, 2009
(Unaudited)

			$0.001 Par value					Total
	Series A Preferred Stock		Common Stock		Additional	Accumulated	Members	Stockholders
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Deficit	Deficit
Balance at December 31, 2008, as previously reported	-	$-	-	$-	$-	$-	$(4,438)	$(4,438)

Prior period adjustment	-	-	-	-	-	-	(120,000)	(120,000)

Balance at December 31, 2008, as restated	-	$-	-	$-	$-	$-	$(124,438)	$(124,438)

LLC Merger into PrismOne Group, Inc.	274,000	274	6,850,000	6,850	189,602	(124,438)	124,438	196,726

Reverse merger with public shell	-		(5,961,200)	(5,961)	5,961	-	-	-
	-
Forward Stock Split (2.5 to 1)	-		21,311,200	21,311	(21,311)	-	-	-

Issuance of stock for cash and services	-		531,500	532	49,468	-	-	50,000

Net loss	-		-	-	-	(324,996)	-	(324,996)

Balance at September 30, 2009	274,000	$274	22,731,500	$22,732	$223,720	$(449,434)	$-	$(202,708)

The accompanying notes are an integral part of these condensed financial statements

PrismOne Group, Inc
Statements of Cash Flows
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(324,996)	73,128
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of goodwill	-	(65,790)
Unrealized Loss in fair value of common stock receivable	130,000	-
Common stock isssued for services	49,468	-
Changes in operating assets and liabilities:
Change in accounts and loans receivable	251	(7,864)
Change in accounts receivable- related party	(256,818)	-
Change in equipment held for sale	(73,317)	-
Change in accounts payable	102,818	66,278
Change in other current liabilities	13,802	-

Net Cash Used by Operating Activities	(358,792)	65,752

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (borrowings) on notes payable to stockholder	200,000	(45,037)
Net borrowing (repayment) of due to stockholder	(29,284)	22,157
Proceeds from issuance of common stock	532	-
Merger transaction	196,726	-

Net Cash Provided by Financing Activities	367,974	(22,880)

NET INCREASE IN CASH	9,182	42,872

CASH AT BEGINNING OF PERIOD	5,684	2,138

CASH AT END OF PERIOD	$14,866	$45,010

Supplemental Cash Flow Information:

Cash paid for interest	$2,084	$4,445

Non-cash investing and financing activities:
Common stock investment received in exchange for settlement	$175,000	$-
of accounts receivable

The accompanying notes are an integral part of these condensed financial statements

PrismOne Group, Inc.
Notes to Financial Statements
Nine Months Ended September 30, 2009

NOTE 1 -                         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and related footnotes as disclosed in its 8-K filed on June 16, 2009.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Business

PrismOne Group, Inc., a Nevada corporation, is in the business of providing and managing computer, communications, multimedia, and other network systems for businesses, buildings, and communities (our “Products” and “Services”).  Our Products and Services allow business or building managers to easily and efficiently consolidate and manage their network infrastructure, communications, multimedia, security, and environmental needs, eliminating the difficulty and frustration of trying to operate numerous separate systems to meet these needs.  We currently provide consulting, design, procurement, installation, integration, support and management services related to our Products, and are continually refining our Product offerings through research and assessments.  The Company has two office locations in Central Florida.

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

PrismOne Group, Inc.
Notes to Financial Statements
Nine Months Ended September 30, 2009

•
Each share of PrismOne Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of Bright Screens’ newly created Series A Preferred Stock. As a result, the Series A Preferred shareholders of PrismOne received 274,000 newly issued shares of Bright Screens Series A Preferred Stock.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of September 30, 2009, we had an accumulated deficit of $449,434 and a working capital deficit of $144,419.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to extend payment of management and license fees payable to Burshan LLC, a related party, and to raise equity or debt financing if and when needed.  Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing.  Should our revenues be less than anticipated or our expenses be greater than anticipated, then we may need to delay payment of management and license fees to our related party and/or obtain business capital through the use of private equity fundraising or stockholder loans.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time.  There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations.

Revenue Recognition

The Company recognizes revenue for installation services related to the initial setup of hardware and communications systems upon completion of the installation and acceptance by the customer.  Revenues related to voice, data, and communications platform services are recognized monthly as the services are provided.

PrismOne Group, Inc.
Notes to Financial Statements
Nine Months Ended September 30, 2009

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding. Diluted income (loss) per common share is computed by dividing adjusted net income by the weighted average shares outstanding plus potential common shares which would arise from conversion of preferred stock. Potential common shares related to conversion of preferred stock were not included in diluted income (loss) per share since their effects were anti-dilutive.

Income Taxes
Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company follows the provisions of the FASB Accounting ASC 740, Income Taxes  (“ASC 740”) (formerly referenced as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109).  ASC 740 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has not recognized a liability as a result of the implementation of ASC 740.  A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.  The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  The Company files income tax returns in the U.S. federal jurisdiction and in various states.
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

Financial Instruments
In January 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (Formerly referenced as SFAS No. 157, Fair Value Measurements), to value its financial assets and liabilities. The adoption of ASC 820 did not have a significant impact on the Company’s results of operations, financial position or cash flows.  ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 defines fair value as the exchange price that would be paid by an external party for an asset or liability (exit price).

ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Three levels of inputs may be used to measure fair value:

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

PrismOne Group, Inc.
Notes to Financial Statements
Nine Months Ended September 30, 2009

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts receivable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company’s common stock receivable is a Level 1 asset as defined above and its fair value is determined based on the underlying quoted market price of the shares receivable.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

Subsequent Events
In May 2009, the FASB established general accounting standards and disclosure for subsequent events.  The Company adopted FASB ASC 855, Subsequent Events (formerly referenced as SFAS No. 165, Subsequent events) (“ASC 855”), during the third quarter ended September 30, 2009.  The Company has evaluated subsequent events through the date and time the financial statements were issued on November 19, 2009

Recent Accounting Pronouncements
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

PrismOne Group, Inc.
Notes to Financial Statements
Nine Months Ended September 30, 2009

NOTE 3 –                         RELATED PARTY TRANSACTIONS

Accounts Receivable and Termination Agreement- Related PartyOn July 10, 2009, the Company entered into a Termination Agreement with a customer Blue Earth Solutions, Inc. (“Blue Earth”).  The Company’s CEO, Samir Burshan, was a member of the Board of Directors of Blue Earth until he resigned on October 31, 2009 and a certain executive of Blue Earth is a member on the Board of Directors of the Company.  The Termination agreement served to settle all prior existing obligations between the two parties.  In exchange, Blue Earth agreed to pay the Company $75,000 in cash and to issue 500,000 shares of its common stock as settlement of all prior obligations owed to the Company.

Immediately prior to the date of the agreement, the Company was owed approximately $199,000 by Blue Earth for services provided during the nine months ended September 30, 2009.  Accordingly, upon execution of the termination agreement, the Company adjusted the receivable to reflect the settled amount of $250,000 consisting of $75,000 receivable in cash and $175,000 in common stock representing 500,000 shares valued based on the market price per share of $0.35 as of the date of the termination agreement.  As of September 30, 2009 the fair value of the Blue Earth common stock had declined to $0.09 per share.  Accordingly, the Company reduced the amount of the common stock receivable to $45,000 and recorded an unrealized loss in common stock receivable of $130,000 during the three months ended September 30, 2009.

During the three and nine months ended September 30, 2009, the Company recorded revenues from Blue Earth of $0 and $203,147, respectively. Accounts receivable from Blue Earth was $126,818 as of September 30, 2009, which consists of $81,818 in cash receivable (including the $75,000 cash portion of the above settlement) and $45,000 in value related to 500,000 shares of the Blue Earth common stock receivable

Loan from Shareholder and due to Shareholder
On May 22, 2009, the Company’s CEO and majority stockholder, loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $5,742 of related party interest expense during the three and nine months ended September 30, 2009.

On occasion, the company’s CEO and majority stockholder loans the Company funds on a short-term basis with no terms for interest or repayment.  As of September 30, 2009, $10,000 was due to the CEO.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  During 2008, monthly fees under the agreement were $10,000 for one location. On January 1, 2009 the license fees were reduced to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and were $30,000 and $80,000 for the three and nine months ended September 30, 2009, respectively.  License fees were $30,000 and $90,000 for the three and nine months ended September 30, 2008, respectively.

Management Agreements
The company leases furnished office space as well as computer equipment, networking gear and communications equipment in the form of a management agreement with Burshan LLC. During 2008 the Company paid $15,500 per month for the use of one location.  On January 1, 2009 the Management agreement was revised to reduce the monthly payment to $10,500 per month for the existing location.  In addition, on March 1, 2009 the Company entered into a second management agreement with Burshan LLC in which it leased a second fully furnished and equipped location for $21,000 per month.  The agreements are for a period of 10 years with rolling renewals for 5 years.  Management fees to related party are recorded as operating expenses and for the three and nine months ended September 30, 2009 were $94,500 and $241,500, respectively.  Management fees were $46,500 and $139,500 for the three and nine months ended September 30, 2008, respectively.

Amounts owed to related party Burshan LLC for management and license fees as discussed above total $204,500 as of September 30, 2009 and are included in accounts payable related party in the accompanying Balance Sheets.

PrismOne Group, Inc.
Notes to Financial Statements
Nine Months Ended September 30, 2009

NOTE 4 -                         CAPITAL STOCK

On June 23, 2009, the Company issued 531,500 shares of common stock for $532 cash to an individual who assisted with consulting services related to the reverse merger transaction.  Due to the lack of a readily discernable market value of the Company’s shares at the time, the Company determined that the value of the services performed was a more reliable indicator of the fair value of the stock issued.  Accordingly, the Company recorded consulting expense of $50,000 during the nine months ended September 30, 2009.

Preferred Stock- Series A
In connection with the reverse merger as discussed in Note 1, the Company issued 274,000 shares of Series A Preferred Stock.  The holders of the preferred stock are entitled to dividends at the rate of 6.5% calculated annually in December in arrears, when and as if declared by the Board of Directors.  The preferred shares have fifty votes per share on all matters submitted to a vote of the common stockholders of the Corporation, receive preference to common stockholders with respect to liquidation of the Company and are redeemable in the form of cash or stock at the option of the Company.  In the event of notification of the Company’s intent to redeem the preferred stock, the preferred stock holders may elect to convert the shares to 50 shares of common stock.

NOTE 5 –                         SUBSEQUENT EVENT

In early October 2009 the Company lost one of its major customers as a result of the customer no longer requiring the Company’s services.  The customer accounted for approximately $690,291.23 and 53% of total revenues for the nine months ended September 30, 2009.

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

Thus far, we have focused on consolidating networking, internet, telephony, multimedia, and security functions for businesses. We intend to expand our service offerings in the next twelve (12) months. A Building Automation System (“BAS”) is a type of a distributed control system. Building automation describes the functionality provided by the control system. The control system is a computer overseeing a network of electronic devices designed to monitor and control the mechanical and lighting systems in a building. We feel that extended BAS products and services represent a growth opportunity, and will complement our existing offering of products and services.

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

Results of Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

During the three month period ended September 30, 2009, we generated $443,015 in revenue compared to $417,324 during the same period in 2008, an increase of $25,691. This was due primarily to increased voice data services provided to new customers and increase in minutes used by existing customers.

Our cost of goods sold was $105,511during the three months ended September 30, 2009, a decrease of $71,520 compared to the same period in 2008.  As a result, our gross profit for the three months ended September 30, 2009 was $337,504 or 76.2%  as compared to $240,293 or 57.6% during the same period in 2008  The increased gross margin is due primarily to increased margins on voice data services due to higher revenues while costs increased at a lower rate.

Operating expenses increased by $211,875 to $392,779 during the three months ended September 30, 2009 as compared to $180,904 for the same period in 2008. Management fees increased $48,000 due to an additional fully furnished location added on March 1, 2009. Payroll expense increased approximately $148,000 due to additional employees in 2009 and increased salaries to key executives.

Interest expense was $6,334 for the three months ended September 30, 2009 and relates primarily to interest on the note payable to stockholder issued in May 2009.   Additionally, during the three months ended September 30, 2009, we recorded a $130,000 unrealized loss in fair value of 500,000 shares of common stock to be received from Blue Earth Solutions, Inc. (“Blue Earth”), a customer and related party, in connection with a termination agreement entered into on July 10, 2009. This unrealized loss represents the decline in the quoted market price of the Blue Earth stock from the date of termination to September 30, 2009. .

We incurred a net loss of $191,609 for the three months ended September 30, 2009 as compared to net income of $59,060 for the same period in 2008 as a result of increased operating expenses and the unrealized loss on common stock receivable which were partially offset by an increase in our gross margin.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

During the nine months ended September 30, 2009, we generated $1,301,210 in revenue compared to $946,880 during the same period in 2008, an increase of $354,330. This was due primarily to increased voice data services provided to new customers and increase in minutes used by existing customers.

Our cost of goods sold was $383,797 during the nine months ended September 30, 2009, a increase of $46,662 compared to the same period in 2008.  As a result, our gross profit for the nine months ended September 30, 2009 was $917,413 or 70.5%  as compared to $609,745 or 64.4% during the same period in 2008  The increased gross margin is due primarily to increased margins on voice data services due to higher revenues while costs increased at a lower rate.

Operating expenses increased by $572,616 to $1,104,801 during the nine months ended September 30, 2009 as compared to $532,185 for the same period in 2008. Management fees increased $102,000 due to an additional fully furnished location added on March 1, 2009. Payroll expense increased approximately $383,000 due to additional employees in 2009 and increased salaries to key executives.

Interest expense was $7,607 for the nine months ended September 30, 2009 and relates primarily to interest on the note payable to stockholder issued in May 2009.   Additionally, during the nine months ended September 30, 2009, we recorded a $130,000 unrealized loss in fair value of 500,000 shares of common stock to be received from Blue Earth Solutions, Inc. (“Blue Earth”), a customer and related party, in connection with a termination agreement entered into on July 10, 2009. This unrealized loss represents the decline in the quoted market price of the Blue Earth stock from the date of termination to September 30, 2009. .

We incurred a net loss of $324,996 for the nine months ended September 30, 2009 as compared to net income of $73,128 for the same period in 2008 as a result of increased operating expenses and the unrealized loss on common stock receivable which were partially offset by an increase in our gross margin.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital deficit of $144,149. Currently, our sources of cash consist of our limited cash reserves and the cash generated from the collection of receivables after invoicing customers for installation of equipment and services. Our uses of cash primarily consist of payments to vendors for equipment purchases and telephone services, payments to Burshan LLC, a related party, for management and license fees, and payments to employees for compensation and benefits.

In the future, we may be required to replenish cash balances through the sale of equity securities or by debt financing. There can be no assurances that such financing will be available to us, or, if available, that the terms of such financing will be acceptable to us. As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. We have taken certain actions to conserve our cash including extending payment terms with certain of our vendors. We have negotiated payment plans with some key vendors and are working with other vendors to develop payment plans.

Management believes the Company currently has sufficient cash to fund its operations through the next twelve months assuming our revenue stays at current levels and no additional sources of capital are used. The extent to which the Company can sustain its operations beyond this date will depend on the Company’s ability to generate cash from operations on increased revenues.

On May 22, 2009, the Company’s CEO and majority stockholder, loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the nine months ended September 30, 2009, we generated a net loss of $324,996, and ended the period with a working capital deficit of $144,419 and an accumulated deficit of $449,434.  These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated or our expenses be greater than anticipated, then we may need to delay payment of management and license fees to a related party and/or seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, inlcuding those related to revenue recognition and allowance for uncollectable accounts receivable.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

The critical accounting policies used by management and the methodology for its estimates and assumptions are as follows:

Revenue recognition. Revenue is recognized from equipment sales when equipment is installed and accepted by the customer, provided that the Company has received a valid purchase order, the price is fixed, title has transferred, collection of the associated receivable is reasonably assured, and there are no remaining significant obligations. Revenues from voice, data, and communication platform services are recognized as the services are provided typically on a monthly basis.

Allowance for Uncollectable Accounts. The Company maintains current receivable amounts and regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts based on 50% of accounts expected to be sent to an outside collection agency. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Recently Issued Accounting Pronouncements

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Samir Burshan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are not effective.

Management has identified the following control deficiencies that constitute material weaknesses in our controls over financial reporting and our disclosure controls and procedures:

1.	We do not have staff knowledgeable about US Generally Accepted Accouning Principles to assist in the preparation of interim financial statements and related footnotes.

2.	We have no written accounting policies and procedures and no written authority and approval polices and procedures for the transactions of the company.

3.	There is no segregation of duties in the processing of transactions within the recording cycle.

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

PrismOne Group, Inc.

Date:	November 18, 2009

By: /s/Samir Burshan Samir Burshan Title: Chief Executive Officer and Director