Form 10-K
period 2010-03-31
PrismOne Group, Inc.
filed 2010-05-14
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-147835

PrismOne Group, Inc.
(Exact name of registrant as specified in its charter)
Nevada	20-8768424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2295 South Hiawassee Rd. Suite 418, Orlando FL	32835
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 321-292-1000

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]       No [  ]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $833,715.27

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  22,731,503 as of May 13, 2010.

 PART I
Item 1.   Business

Company Overview

We were incorporated in the state of Nevada as Bright Screens, Inc. on March 30, 2007.  On June 16, 2009, we merged with PrismOne Group, Inc. and changed our name to PrismOne Group, Inc. We conduct all operations through our wholly owned operational subsidiary, PrismOne Group LLC, a Florida limited liability company organized December 1, 2006.

Business of Company

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

Our principal executive offices are located at 2295 South Hiawassee Rd., Suite 418, Orlando, FL, 32835.

Our Products and Services

We are engaged in the business of providing and managing communications, multimedia, and other network systems for businesses, buildings, and communities. The rising demand for technological consolidation and accessibility in conjunction with the increasing affordability of automation and networking technology has resulted in what has thus far been a highly receptive market for our Products and Services.

Ideally, we work with builders and architects to include wiring for networking and automation in buildings as they are constructed. We obtain from suppliers, and provide to our customers, networking equipment and hardware to enable efficient use and management of computer networks, building controls, telephony, and even manufacturing or other industrial equipment as required by our customers. We integrate all of the systems together, so that businesses or building managers may easily and efficiently consolidate and manage their network infrastructure, communications, multimedia, security, operations, and environment needs. Thus, we seek to eliminate the difficulty and frustration of trying to operate numerous, separate systems from a variety of service providers, as well as provide the convenience of remotely monitoring and controlling a variety of systems. We currently provide consulting, design, procurement, installation, integration, support, and management services related to our Products, and we are continually refining our Product offerings through research and assessments.

As a beneficial return to the utilization of our system, buildings become more aware of the occupancy demands of its systems and dynamically increase or decrease various systems to generate the most energy efficient and sustainable operation. We are evaluating the inclusion of energy systems into our portfolio of work as an integral part of our business plan, thus tying buildings and spaces, technology, and energy into a fully integrated approach to address the needs of a “greener” economy.

We currently offer Products and Services in the following areas:

Computer Networking

We currently install and configure LANs, VPNs, Intranets, and Extranets to interconnect computers and other network-capable equipment for businesses, office buildings, and industrial facilities. This includes installing network servers, providing access to the internet, and providing management software to allow for network oversight and control both locally and remotely. The networks are the backbone of the other Products and Services we provide. By interconnecting all of the computer, communications, multimedia, security, HVAC, industrial, and other devices, we allow control of all these systems and devices through our management software, which can be accessed either locally or remotely through the internet, cell phones, or PDAs.

Communications

We offer Voice-over-Internet protocol (VoIP), a protocol optimized for the transmission of voice through the Internet or other packet-switched networks. VoIP is often used abstractly to refer to the actual transmission of voice (rather than the protocol implementing it). This latter concept is also referred to as IP telephony, Internet telephony, voice over broadband, broadband telephony, and broadband phones. Using a single network to carry voice and data is cost-efficient, especially where users have underused network capacity that can carry VoIP at no additional cost. VoIP-to-VoIP phone calls are sometimes free, while VoIP calls connecting to public switched telephone networks (VoIP-to-PSTN) may have a cost that is borne by the VoIP user. Voice-over-IP systems carry telephony signals as digital audio, typically reduced in data size through speech data compression techniques, encapsulated in a data-packet stream over IP.

We also offer On-Demand Provisioning to our clients. Through this unique service, clients have access to as many telephone lines as they need at any given time, rather than having a set number of lines. This eliminates concerns that incoming calls might be missed if all of a company’s lines are in use. Similarly, with On-Demand Provisioning, sales personnel and other employees never need to wait until a line is available to place an outgoing call because the number of lines available expands as demand expands and contracts as demand falls. Clients are then billed for their telecommunication usage on a monthly basis, based upon the average number of lines they use during the month.

Multimedia

Conference rooms or presentation rooms are pre-wired by us for Surround Sound and any other multimedia accessories. Proper wiring infrastructure brings the highest quality digital television signals to every room.  Early in the design process, we work directly with the architect to design spaces that are ideal for multimedia presentations, video conferences, and other events.

Competition

We compete with a number of established companies that provide networking and communications solutions to business owners as well as those that sell and install Building Automation Systems. Companies who now specialize in residential systems also provide products and equipment to businesses, or could easily enter this market should they desire to do so. These companies enjoy brand recognition which exceeds that of our brand name. We compete with companies that have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
EDS Enterprise Solutions is a subsidiary of Hewlett Packard, that claims to have founded the information technology outsourcing industry nearly 50 years ago. Today, EDS delivers a broad portfolio of information technology, applications and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries, and to governments around the world. This includes communications and networking systems and solutions.

•
Home Automation Inc. supplies home control products for businesses and homeowners around the world.  Their products include home control systems, lighting control products, whole home audio products, and energy management tools. These may be installed in new or existing homes and may be accessed and controlled over the telephone or over the Internet.  They also offer interface options for their Home Control Systems, including Touch screens, consoles, and software that allows users to access and control their homes over the Internet or via their Windows Media Center.  Their home automation accessories include a line of wireless security products, mounting equipment, sensors, cables, expansion accessories, and demo systems.

•
Custom Solutions, Inc. makes the HomeVision®, HomeVision-Pro, and HomeVision-PC that come with PC software.  Their HomeVision controller, brings together seven home automation features in a single unit, including video output (displays menus and control screen on the TV), two-way infrared (controls audio/visual equipment), two-way X-10 (controls and monitors lights, appliances, thermostats, security systems, etc.), 24 digital inputs/outputs (provides direct connections to other equipment), battery-backed clock (controls events based on time, date, sunset, etc.), two-way serial interface (provides full control and status reporting via a PC with voice recognition and voice response), and web server (provides control of HomeVision from any web browser).

•
AMX designs and manufactures hardware and software capable of remotely controlling a wide variety of equipment.  Typical uses include room automation in boardrooms, auditoriums, museums or home theaters, where users employ fixed and wireless touchscreens and remotes to control devices such as video projectors and displays, PCs, DVD and VCR players and recorders, cameras, teleconferencing systems, audio/video switchers and processing equipment, motorized projection screens, drapes, lighting, HVAC systems, and a wide variety of other types of equipment. Other common uses include entertainment systems, industrial command and control centers, security systems, hotels and restaurants.

•
Automated Logic Corporation offers building control solutions, and their systems are installed in commercial office buildings, industrial plants, critical mission facilities, healthcare facilities, educational facilities, government complexes, hospitality and entertainment venues and retail locations worldwide. Their clients range from small, family-owned businesses to large corporations such as Sun Microsystems, Harley-Davidson, Cisco Systems, UPS, Lockheed Martin, Conoco, and DuPont-Merck.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final design features for our PRISM (Presence Response and Integrated Systems Management) Controller, we intend to file a patent on its unique features. We will file for patent pending status as we design and develop our first PRISM Controller. We will apply for patent protection and/or copyright protection in the United States.  We intend to undertake the process to trademark our logo, name, and other branding assets.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of our industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. Aside from standard local and national building codes, the computer networking and building automation industries are not generally subject to special regulatory and/or supervisory requirements.

Employees

In addition to our officers and directors, we currently have a total of 4 employees, all of which are full time.  We also engage various non-employee consultants from time to time as needed.  Our President oversees all administration and business development.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our principal executive offices are located at 2295 South Hiawassee Rd., Suite 418, Orlando, FL, 32835.
We lease approximately 3,600 square feet of space and business equipment at this location for monthly payments of $10,500, including utilities and all other costs. The lease on this location is scheduled to expire in 2011 and can be extended in five year increments. We have recently expanded our operations to an additional office located at 146 West Plant Street, Suite 300, Winter Garden, FL 34787 in anticipation of expanding our operations. We lease approximately 7,200 square feet of space at this location for monthly payments of $21,000, including utilities and all other costs. The lease on this location is scheduled to expire in 2014 and can be extended in five year increments.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA, under the symbol “PMOZ.OB.” The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	.17	.1602
September 30, 2009	.88	.80
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	N/A	N/A

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

Outstanding Options, Warrants or Convertible Debt

As of April 20, 2010 we did not have any outstanding options, warrants or convertible debt.

Holders of Our Common Stock

As of April 20, 2010, we had 64 shareholders of record.

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

We did not declare any dividends on common stock in the fiscal year ended December 31, 2009, and we do not plan to declare any dividends on common stock in the foreseeable future.

During the fiscal year ended December 31, 2009, we accrued dividends on our Series A Preferred Stock in the amount of $30,000.  Pursuant to the Certificate of Designation governing our Series A Preferred Stock, dividends accrue annually at the rate of 6.5% of the stated value of the stock, which is $10 per share.  Dividends on Series A Preferred Stock are capped at 1% of our gross revenues in the relevant year, but may not be less than 2% of the stated value of the stock.  The dividends accrued on Series A Preferred Stock during the year ended December 31, 2009 represent the minimum dividend (i.e., 2% of stated value) allowed by the Certificate of Designation.

Securities Authorized for Issuance under Equity Compensation Plans

As of April 15, 2010, we did not have any equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

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

Plan of Operation in the Next Twelve Months

Product Development

Sales and Distribution Strategy

Our goal is for our communications and networking Products and Services to be fully integrated within our PRISM (Presence Response and Integrated Systems Management) Controller, currently under development, in addition for inclusion of technology and approaches currently under development to monitor and manage Energy usage systems (Lighting, HVAC and Audio Visual) and Security (access control and surveillance camera).  In order to achieve our goal, we intend to increase awareness of our Products and Services with potential customers, who we anticipate will be business owners, building managers, and community managers, and to actively partner with or acquire technologies or companies that enhance our product offering. Currently, beyond the web presence of www.prismone.com, we do not actively market our products or services but have relied on a word-of-mouth process to attract clients. While this has been successful, we believe that a much greater growth can be realized with the introduction of a coordinated marketing campaign. We intend to do this by engaging in the following:

•
Attending national and regional networking, communications, and building technology events and conferences. There are events and conferences managed by regional and central institutions and organizations to promote products and services related to the sustainability within various vertical markets and include computer networking, communications, and building technology industries. We plan to attend a number of events attended by merchants and representatives in these industries in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences.

•
Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to business owners, building managers, community managers, local, regional and state governments. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

•
Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and traditional media to promote our product directly to the public to raise public awareness of our Products and Services. A priority for marketing will be to enhance our current client facing web presence, www.prismone.com.

We do not currently employ any sales personnel. In the short term, we intend continue to use the services of our management to sell our Product. As we expand our business operations, however, we plan to employ sales representatives to promote and sell our products and services to potential customers nationally and internationally. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend continue to use the services of our management to sell our Product. As we expand our business operations, however, we plan to employ sales representatives to promote and sell our products and services to potential customers nationally and internationally.

Results of Operations for the Years Ended December 31, 2009 and December 31, 2008

Income. We recorded $1,365,061 in total revenues from continuing operations for the year ended December 31, 2009.  Our cost of goods sold for the year ended December 31, 2009 was $437,286, resulting in gross profit of $927,775 for 2009.  By comparison, we recorded $1,253,873 in revenues for the year ended December 31, 2008.  Our cost of goods sold for the year ended December 31, 2008 were $433,334, resulting in gross profit of $820,539 for 2008.

Operating and Other  Expenses.  Operating expenses from continuing operations were $1,453,253 for the year ended December 31, 2009, compared to $1,061,764 for the year ended December 31, 2008. The largest components of expense items for each of the last two fiscal years were general and administrative expenses and payroll.    We experience a net other income in the amount of $31,065 for the year ended December 31, 2009, compared to net other expenses of $4,084 for the fiscal year ended December 31, 2008.   During the year ended December 31, 2009 the other income was largely the result of a gain on settlement.

Net Loss.  We recorded a loss of $494,413 for the year ended December 31, 2009, compared to a net loss of $245,308 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had $224,010 in current assets and $482,358 in current liabilities, resulting in a working capital deficit of $258,348.

At present, we have only $1,077 in cash on hand.  We anticipate that we will require approximately $2,000,000 in order to fully implement our business plan in the next twelve months. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Cash Flows from Operating Activities

Net cash used by operating activities was $271,921 for the year ended December 31, 2009.  By comparison, operating activities used net cash of $136,776 for the year ended December 31, 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the twelve months ended December 31, 2009, we generated a net loss of $494,413, and ended the period with a working capital deficit of $258,348.   These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. Should our revenues be less than anticipated or our expenses are greater than anticipated, then we may need to delay payment of management and license fees to a related party and/or seek to obtain business capital through the use of private equity fundraising or shareholders loans. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2009 and 2008;
F-3	Statements of Operations for the years ended December 31, 2009 and 2008;
F-4	Statement of Stockholders’ Deficit for the years ended December 31, 2009 and 2008;
F-5	Statements of Cash Flows for the years ended December 31, 2009 and 2008;
F-6	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Prism One Group, Inc
Winter Garden, Florida

We have audited the accompanying balance sheets of Prism One Group, Inc as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prism One Group, Inc. as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 13, 2010

PrismOne Group, Inc.
Balance Sheets

ASSETS
	December 31, 2009	December 31, 2008
CURRENT ASSETS

Cash	1,077	55,684
Accounts receivable, net	29,651	17,080
Accounts receivable related party, net	11,672	-
Other receivable- related party	35,000	-
Equipment held for sale	73,317	-
Equipment, net	73,293	-
Prepaid expenses	-	10,000
Total current assets	224,010	82,764

TOTAL ASSETS	$224,010	$82,764

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	9,720	-
Accounts payable and accrued expenses	370,015	257,355
Capital lease	53,590	-
Preferred dividends accrued - related party	30,000	-
Due to related party	19,033	158,312
Total current liabilities	482,358	415,667

Note payable - related party	200,000	-

TOTAL LIABILITIES	682,358	415,667

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000 and 0 outstanding at December 31, 2009 and 2008, respectively	274	-
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503 and 0 at December 31, 2009 and 2008, respectively.	22,732	-
Additional paid in capital	515,962	-
Accumulated other comprehensive loss	(140,000)	-
Accumulated deficit	(857,316)	(332,903)

Total stockholders' deficit	(458,348)	(332,903)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,010	$82,764

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statements of Operations

	For theYear Ended December 31,
	2009	2008

REVENUES	$1,365,061	$1,253,873

COST OF GOODS SOLD	437,286	433,334

GROSS PROFIT	927,775	820,539

OPERATING EXPENSES

General and administrative	262,352	326,083
Professional fees	83,031	28,000
Management fees -related party	336,000	186,000
Payroll expenses	661,870	281,681
Licenses and permits- related party	110,000	240,000

Total operating expenses	1,453,253	1,061,763

LOSS FROM OPERATIONS	(525,478)	(241,225)

OTHER INCOME (EXPENSES)
Gain on settlement	51,000	-
Interest expense	(20,154)	(4,445)
Interest income	219	361

Total other income (expenses)	31,065	(4,084)

NET LOSS	$(494,413)	$(245,308)

Comprehensive loss:
Unrealized loss in equity securities held	$(140,000)	$-
Total comprehensive loss	$(634,413)	$(245,308)

Net loss per common share:
Basic	$(0.04)	$-
Weighted average common shares outstanding:
Basic	12,660,487	-

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statement of Stockholders Deficit
Twelve Months ended December 31, 2009
(Unaudited)

	Series A Preferred Stock		$0.001 Par value Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Paid-In-Capital	Income	(Deficit)	Deficit
Balance at January 1, 2008	-	-	-	-	-	-	$(87,594)	$(87,594)

Net loss	-	-	-	-	-	-	(245,309)	(245,309)

Balance at December 31, 2008	-	-	-	-	-	-	(332,903)	(332,903)

Recapitalization	274,000	274	22,200,003	22,200	152,994	-	-	175,468

Contributed captial - debt forgiveness					313,500			313,500

Issuance of stock for cash and services	-	-	531,500	532	49,468	-	-	50,000

Dividends declared	-	-	-	-	-	-	(30,000)	(30,000)

Net loss	-		-	-	-	(140,000)	(494,413)	(634,413)

Balance at December 31, 2009	274,000	$274	22,731,503	$22,732	$515,962	$(140,000)	$(857,316)	$(458,384)

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statements of Cash Flows
(Unaudited)

	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(494,413)	$(245,308)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,415	-
Shares issued for services	49,468	-
Gain on settlement	(51,000)	-
Changes in operating assets and liabilities
Change in accounts receivable	(12,571)	(11,155)
Change in accounts receivable - related party	(135,672)
Change in Prepaid Expenses	10,000	(10,000)
Change in accounts payable and other current liabilities	352,843	129,688

Net Cash Used by Operating Activities	(271,921)	(136,776)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment	(20,372)	0
Payments for capital lease obligation	(8,746)	-

Net Cash Used by Operating Activities	(29,118)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	9,720	-
Proceeds from notes payable related party	200,000	-
Proceeds net of repayments to due to related party	36,189	190,323
Sale of common stock	532	-

Net Cash Provided by Financing Activities	246,432	190,323

NET INCREASE IN CASH	(54,607)	53,547

CASH AT BEGINNING OF PERIOD	55,684	2,137

CASH AT END OF PERIOD	$1,077	$55,684

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Merger Transactions

PrismOne Group, LLC (“LLC”) was the accounting predecessor to the Company and on February 9, 2009 all the members of LLC transferred their membership interests to PrismOne Group, Inc., a newly formed corporation, in exchange for all of the issued and outstanding capital stock of PrismOne Group, Inc, consisting at that time of 274,000 shares of preferred stock and 13,700,003 shares of common stock. PrismOne Group, Inc. had no assets or operations prior to this transaction. Accordingly, the financial statements of the Company prior to February 9, 2009 are those of LLC.

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

Pursuant to the terms and conditions of the reverse merger transaction:

•  Each share of PrismOne common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 0.4 shares of Bright Screens common stock. As a result, the shareholders of PrismOne received 5,480,000 (pre-split) newly issued shares of Bright Screens common stock.

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

•  Following the closing of the reverse merger, in a separate transaction, the company authorized a forward split of 2.5 shares for each share of common stock issued and outstanding at the time of the split. All references to common stock in these financial statements have been retroactively restated so as to give effect to this stock-split.

•  As a result, following these events, there were 22,200,003 shares of common stock and 274,000 shares of Series A Preferred Stock issued and outstanding.

The stockholders of PrismOne possess majority voting control of the public company following the reverse merger and now control the board of directors. PrismOne is deemed to be the accounting acquirer in the reverse merger. Accordingly, the financial statements included herein are those of PrismOne Group, Inc. and its predecessor PrismOne Group, LLC.

Going Concern
Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of December 31, 2009, we had an accumulated deficit of $857,316 and a working capital deficit of $258,348.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to extend payment of management and license fees payable to Burshan LLC, a related party, and to raise equity or debt financing if and when needed.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Accounts receivable
Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.  The Company evaluates receivables on a regular basis for potential reserve.

Fixed Assets
Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its fixed assets on a straight line basis over a three year life.

Revenue Recognition
The Company recognizes revenue for installation services related to the initial setup of hardware and communications systems upon completion of the installation and acceptance by the customer.  Revenues related to voice, data, and communications platform services are recognized monthly as the services are provided.

Earnings (Loss) per Common Share
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

Recent Accounting Pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-18 (ASU 2010-18), Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively. Early application is permitted.  The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-16 (ASU 2010-16), Entertainment-Casinos (Topic 924): Accruals for Casino Jackpot Liabilities-a consensus of the FASB Emerging Issues Task.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  The amendments should be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption.  The Company does not expect the provisions of ASU 2010-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-15 (ASU 2010-15), Financial Services-Insurance (Topic 944): How Investments held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments-a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010.  Early adoption is permitted.  The amendments in this Update should be applied retrospectively to all prior periods upon the date of adoption.  The Company does not expect the provisions of ASU 2010-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities – Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update).  The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company does not expect the provisions of ASU 2010-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-12 (ASU 2010-12), Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.  After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act”. The Company does not expect the provisions of ASU 2010-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds.  The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for Interim periods within that first reporting period. Early application is not permitted.  The Company does not expect the provisions of ASU 2010-10 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the provisions of ASU 2010-09 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

NOTE 2 – ACCOUNTS RECEIVABLE

	2009	2008
Accounts receivable	93,397	24,805
Allowance for doubtful accounts	(52,074)	(7,725)
Accounts receivable, net	41,323	17,080

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Furniture & equipment	82,708	-
Accumulated depreciation	(9,415)	-
Fixed assets, net	$73,293	$-

Depreciation expense for the years ended December 31, 2009 and 2008 was $9,415 and $0, respectively.

NOTE 4 – EQUIPMENT HELD FOR SALE

As of December 31, 2009, Prism One has in its possession equipment held for sale for total value of $73,317. This pertains to equipment initially purchased to satisfy Blue Earth Solution Work Order that was conditionally cancelled upon receipt of full payment and stock per the Cancellation Agreement (See note 5 Related Party Transaction for further information). The Company purchased the equipment from Dell and as of the date of the financial statements still owes the amount to vendor. The Company intends to sell the equipment as it is not used in the ordinary course of operations. Should the Company be unable to sell the equipment before the vendor demands payment, the equipment will be returned at book value.

NOTE 5 –  RELATED PARTY TRANSACTIONS

Accounts Receivable, Other Receivable and Termination Agreement- Related Party
On July 10, 2009, the Company entered into a Termination Agreement with a customer Blue Earth Solutions, Inc. (“Blue Earth”).  The Company’s CEO, Samir Burshan, was a member of the Board of Directors of Blue Earth until he resigned on October 31, 2009 and a certain executive of Blue Earth is a member on the Board of Directors of the Company.  The Termination agreement served to settle all prior existing obligations between the two parties.  In exchange, Blue Earth agreed to pay the Company $75,000 in cash and to issue 500,000 shares of its common stock as settlement of all prior obligations owed to the Company.

Immediately prior to the date of the agreement, the Company was owed approximately $195,097 by Blue Earth for services provided during the year ended December 31, 2009.  Accordingly, upon execution of the termination agreement, the Company adjusted the receivable to reflect the settled amount of $250,000 consisting of $75,000 receivable in cash and $175,000 in common stock representing 500,000 shares valued based on the market price per share of $0.35 as of the date of the termination agreement.  As of December 31, 2009 the fair value of the Blue Earth common stock had declined to $0.07 per share.  Accordingly, the Company reduced the amount of the common stock receivable to $35,000 and recorded an unrealized loss in common stock receivable of $140,000 during the year ending December 31, 2009.

Accounts receivable after settlement referenced above was $46,672 (net of $40,000 allowance) as of December 31, 2009. This consists of $51,672 in cash receivable and $35,000 in value related to 500,000 shares of the Blue Earth common stock receivable.

Note Payable from Shareholder and Due to Shareholder
On May 22, 2009, the Company’s CEO and majority stockholder loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $9,775 of related party interest expense during the year ending December 31, 2009.

On occasion, the company’s CEO and majority stockholder loans the Company funds on a short-term basis with no terms for interest or repayment.  As of December 31, 2009, $19,033 was due to the CEO.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  During 2008, monthly fees under the agreement were $10,000 for one location. On January 1, 2009 the license fees were reduced to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and for the years ending December 31, 2009 and 2008 were $110,000 and $120,000 respectively.

License fees owed in the amount of $136,500 as of December 31, 2009 were waived and were recorded as additional paid in capital.

Management Agreements
The Company leases furnished office space as well as computer equipment, networking gear and communications equipment in the form of a management agreement with Burshan LLC. During 2008 the Company paid $15,500 per month for the use of one location.  On January 1, 2009 the Management agreement was revised to reduce the monthly payment to $10,500 per month for the existing location.  In addition, on March 1, 2009, the Company entered into a second management agreement with Burshan LLC in which it leased a second fully furnished and equipped location for $21,000 per month.  The agreements are for a period of 10 years with rolling renewals for 5 years.  Management fees to related party are recorded as operating expenses and for the years ending December 31, 2009 and 2008 were $336,000 and $186,000, respectively.

Management fees owed in the amount of $177,000 as of December 31, 2009 were waived and were recorded as additional paid in capital.

NOTE 6 -  STOCKHOLDERS’ DEFICIT

Preferred Stock
The Company has authorized 10,000,000 shares of $0.001 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of December 31, 2009.

Preferred Stock- Series A
In connection with the reverse merger as discussed in Note 1, the Company issued 274,000 shares of Series A Preferred Stock.  The holders of the preferred stock are entitled to dividends at the rate of 6.5% of the $10 stated value calculated annually.  Dividends should not exceed 1% of gross annual revenue, but not less than 2% of stated value.  of  in December in arrears, when and as if declared by the Board of Directors.  The preferred shares have fifty votes per share on all matters submitted to a vote of the common stockholders of the Corporation, receive preference to common stockholders with respect to liquidation of the Company and are redeemable in the form of cash or stock at the option of the Company.  In the event of notification of the Company’s intent to redeem the preferred stock, the preferred stock holders may elect to convert the shares to 50 shares of common stock. As of December 31, 2009, we have accrued $89,632 for preferred dividends declared.

Common Stock
The authorized common stock is 90,000,000 shares at $0.001 par value.  As of December 31, 2009 and 2008, the Company had 22,731,503 and 0 shares of common stock issued and outstanding, respectively.

On June 23, 2009, the Company issued 531,500 shares of common stock for $532 cash to an individual who assisted with consulting services related to the reverse merger transaction.  Due to the lack of a readily discernable market value of the Company’s shares at the time, the Company determined that the value of the services performed was a more reliable indicator of the fair value of the stock issued.  Accordingly, the Company recorded consulting expense of $49,468 during the year ended December 31, 2009.

NOTE 7 – CONCENTRATIONS

In early October 2009 the Company lost one of its major customers as a result of the customer no longer requiring the Company’s services.  The customer accounted for approximately $620,291.23 and approximately 47% of total revenues for the year ended December 31, 2009.

NOTE 8 – COMMITMENTS

The Company entered into a capital lease for equipment on September 2, 2009.  The lease term is 36 months with monthly installments of $1,690.

Future minimum lease payments as of December 31, 2009 were:

Year Payable	Amount
2010	$20,281
2011	20,281
2012	13, 028
Total	53,590

NOTE 10 – INCOME TAXES

At December 31, 2009 and 2008, the Company had a federal operating loss carry forwards of $857,316 and $332,903, which begins to expire in 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$300,060	$116,516
Total deferred tax assets	300,060	116,516
Less: Valuation allowance	(300,060)	(116,516)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $320,932 and $116,516, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009 and 2008:

	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 15, 2010, Cross, Fernandez and Riley, LLP was dismissed as the Company’s accountant.  The Company engaged De Joya Griffith & Co., LLC as its principal accountants, effective March 15, 2010.  The decision to change accountants was approved by the Company’s board of directors.

Prior to retaining the De Joya Griffith & Co., LLC, the Company did not consult with De Joya Griffith & Co., LLC regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

Cross, Fernandez and Riley, LLP did not issue any audit reports or opinions regarding the financial statements of the Company for any fiscal year, including any opinion or audit report that contained any adverse opinion or disclaimer of opinion, nor an opinion or report qualified or modified as to uncertainty, audit scope or accounting principles.

During the interim periods ended June 30, 2009 and September 30, 2009, and through the year ended December 31, 2009, and through March 15, 2010 , there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the interim periods ended June 30, 2009 and September 30, 2009, and through the year ended December 31, 2009, and through March 15, 2010 , there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2009 based on such criteria.

Management did not use a formal framework to conduct the required evaluation of the effectiveness of the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (1) the small size of the Company’s current operations and (2) the Company’s executive management structure (consisting of only the Company’s principal executive officer and principal financial officer) which enables management to be aware of all transactions.  The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

▪	The Company lacks personnel with the experience to properly analyze and record complex transactions in accordance with GAAP.

▪
The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

▪	The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions.

▪
The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

▪	The Company has not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Auditor’s Report on Internal Control over Financial Reporting

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

Unregistered Sales of Equity Securities

On June 23, 2009, we issued 531,500 shares of common stock to a single purchaser for a price of $0.001 per share. We engaged in no general solicitation or advertising regarding the issuance of shares, which was exempt under Section 4(2) of the Securities Act.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Name	Age	Position Held with the Company
Samir K. Burshan	45	Chief Executive Officer, President, Chief Financial Officer , Director
Roger Wilbert	40	Chief Technology Officer
Lori Jensen Burshan	47	Secretary, Director
David P. Sylvester	50	Director
James E. Zweifel	47	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Samir K. Burshan – Mr. Burshan has served as the Managing Member of our wholly owned operating subsidiary, PrismOne Group LLC, since its inception in December 2006, and is also our President, CEO, director, and Chairman of the Board. Mr. Burshan is primarily responsible for our general business strategy as well as managing all of our operations and personnel. He has also served on the Board of Edgewood Children’s Ranch since June 2006, serves on the Board of Trustees for the West Orange Chamber of Commerce, is a member of the West Orange Chamber Committee of 101, and represents PrismOne as Trustee representative to the West Orange Chamber. Previously, Mr. Burshan served on the board of Blue Earth Solutions, Inc. between 2008 and October 2009, on the board of Natural Blue Resources, Inc. between August 2009 and October 2009, as Managing Member of Step2 TechKnowledgies Group LLC between 2004 and 2006, where he was in charge of overseeing all operations of the company as well as determining its broader business strategy. Between 1998 and 2006, Mr. Burshan served as President of Step2 Technologies, Inc. where he was similarly in charge of overseeing all operations of the company as well as determining its broader business strategy. Prior to this, Mr. Burshan served as Director of Technology for Hellmuth, Obata & Kassabuam between 1990 and 1998. He graduated from Washington University in St. Louis with a Bachelor of Arts, in Architecture in 1987, a Masters Degree in Architecture in 1989, and a Masters Degree in Construction Administration in 1989.

Roger Wilbert – Mr. Wilbert has served as the Chief Technology Officer and Vice-President of Product Development of our wholly owned operating subsidiary, PrismOne Group LLC, since inception  in December 2006 and holds identical titles with us. Prior to this, between 2005 and 2006 he worked as a consultant at Layer Seven Solutions where his duties included software and network design and development. Between 2003 and 2005, he worked as Senior Systems Engineer at Caldwell Banker Florida where his duties included Network infrastructure and server support.

Lori Jensen Burshan – Lori Burshan joined PrismOne Group LLC in January of 2009 as Vice President in charge of Marketing and Communications/External Communications, and joined our Board of Directors upon our incorporation. Prior to joining PrismOne, Mrs. Burshan had a 24-year career (1984-2008) in Commercial Printing and Marketing, helping build Designers’ Press Inc. into the largest privately held commercial printer in Central Florida. At Designers’ Press, Mrs. Burshan held the position of Senior Account Executive, and was responsible for generating and maintaining sales leads and client accounts. Mrs. Burshan has been a member of the Health Central Hospital Foundation Board of Directors since 2004, where she has served as Chairman of the Board (2007-2008), Executive Board (2005-2009) and various committees. She recently joined the Central Florida YMCA as a Board Member for the Roper YMCA (since 2008). Mrs. Burshan is currently a Sustaining Member of the West Orange Junior Service League (since 2000) where she served as two-time President (2003-2005) and Board member (2001-2007).

David P. Sylvester – Mr. Sylvester has been a member of our Board of Directors since our incorporation. Since 1997, he has worked as a Senior Vice President of Health Central Hospital/Administrator of Health Central Park in Winter Garden, Florida, where he directs overall facility operations for the 228 bed adult day care program, as well as serving on Executive Hospital Management Team. Mr. Sylvester has been President of the Health Central Foundation since 2008, was President of the Florida Healthcare Association between 2006 and 2008, and was a founding member and current Secretary of the FHCA Quality Foundation. He graduated magna cum laude from Thomas College with a Bachelor of Science/Management in Management in 1988, and from Rollins College Crummer Graduate School of Business executive program with an MBA in 2000.

James E. Zweifel – Mr. Zweifel has been a member of our Board of Directors since our incorporation. He is the Owner and Broker of CENTURY 21 Professional Group Inc, which has offices in the Orlando & Ocoee areas of Florida. He is responsible for managing real estate agents, marketing his company’s services, and overseeing daily operations. He has developed his company into one of the largest CENTURY 21 Companies in the United States.  His offices have received numerous awards for excellent “Quality Service” as well as outstanding achievements in production.  Mr. Zweifel is very active with the Orlando Realtor Association, the Chamber of Commerce, the Rotary and many other local organizations.  Mr. Zweifel graduated from the University of Central Florida with a Bachelor’s Degree in Finance in 1985, and also earned a Bachelor’s Degree in Advertising from Northwood University in Midland, MI in 1982.

Term of Office

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have four directors.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers, except that two of our officers and directors, Samir Burshan and Lori Burshan, are husband and wife.

Significant Employees

Our executive officer and directors are our only key employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

As of December 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.  Currently, the objective of our executive compensation is to provide cash reimbursement for the time spent by our active executive officers to the extent feasible and appropriate in light of our current stage of development.  Our executive officers hold substantial ownership in the company and are motivated by a strong entrepreneurial interest in developing our operations and revenue streams to the best of their abilities.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samir K. Burshan CEO, President, CFO, and Director	2009 2008	149,423 0	0 0	0 0	0 0	0 0	0 0	0 0	149,423 0
Roger Wilbert CTO, VP Product Development	2009 2008	124,000 116,865	0 0	0 0	0 0	0 0	0 0	0 0	124,000 116,865
Lori J. Burshan Secretary, VP Marketing and Communications / Ext Relations, and Director	2009 2008	64,904 1,442	0 0	0 0	0 0	0 0	0 0	0 0	64,904 1,442
Carl Wimmer, former President	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rossanna Ferriz, former Director	2009 2008	0 11,000	0 0	0 0	0 0	0 0	0 0	0 0	0 11,000
Mindy Smith, former Treasurer	2009 2008	0 10,000	0 0	0 0	0 0	0 0	0 0	0 0	0 10,000
Evan Arkas, former CTO	2009 2008	0 7,500	0 0	0 0	0 0	0 0	0 0	0 0	0 7,500

Narrative Disclosure to Summary Compensation Table

Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2009. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation.  There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2009.

Employment Agreements

The Company does not have any employment agreements with its executive officers.  Our executive officers are employees-at-will and, therefore, may be terminated at any time, with or without cause, and with no severance award owed to them.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Samir Burshan, CEO, President, Director	-	-	-	-	-	-	-	-	-
Roger Wilbert, CTO, VP Product Development	-	-	-	-	-	-	-	-	-
Lori Burshan, VP Marketing and Communications / Ext Relations	-	-	-	-	-	-	-	-	-
Carl Wimmer, former President	-	-	-	-	-	-	-	-	-
Mindy Smith, former Treasurer	-	-	-	-	-	-	-	-	-
Evan Arkas, former CTO	-	-	-	-	-	-	-	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samir Burshan	$149,423	-	-	-	-	-	$149,423
Lori Burshan	$69,904	-	-	-	-	-	$69,904
David Sylvester	-	-	-	-	-	-	-
James Zweifel	-	-	-	-	-	-	-
James Cohen, Jr., former director	-	-	-	-	-	-	-
Carl Wimmer, former director	-	-	-	-	-	-	-
Rossanna Ferriz, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

Directors do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors.  The compensation summarized above reflects the compensation each of our directors received in their capacities as executive officers of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 22,731,503 shares of common stock issued and outstanding as of May 13, 2010 and on 274,000 Shares of Series A Preferred Stock issued and outstanding as of May 13, 2010.

Name and Address of Beneficial Owners	Title of Class	Amount and Nature of Beneficial Ownership1	% of Class6
Samir K. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	25,208,000 Shares2	55.45%
Lori J. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	548,000 Shares3	1.21%
James E. Zweifel 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	1,096,000 Shares4	2.41%
Roger Wilbert 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	42,000 shares	0.18%
David P. Sylvester 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	0	0%
Samir K. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Series A Preferred	252,080 Shares5	92.0%
Lori J. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Series A Preferred	5,480 Shares	2.0%
James E. Zweifel 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Series A Preferred	10,960 Shares	4.0%
DIRECTORS AND OFFICERS – TOTAL
	Common	26,894,000 Shares	59.25%
	Series A Preferred	268,520 Shares	98.00%
Other 5% SHAREHOLDERS
None.

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.
Includes 274,000 shares of common stock held by Mr. Burshan, together with 274,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mr. Burshan, 12,330,000 shares of common stock held by Burshan, LLC, and an additional 12,330,000 shares of  common stock issuable to Burshan, LLC upon conversion of the  Series A Preferred Stock held by that entity.  Mr. Burshan, as the manager of Burshan, LLC, has the authority to control voting and investment decisions regarding the entity’s shares of common and preferred stock.  Samir Burshan is the spouse of Lori Burshan.

3.	Includes 274,000 shares of common stock held by Mrs. Burshan, together with 274,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mrs. Burshan.

4.	Includes 548,000 shares of common stock held by Mr. Zweifel, together with 548,000 shares of common stock issuable upon conversion of the Series A Preferred Stock held by Mr. Zweifel.

5.	Includes 5,480 shares of Series A Preferred Stock held by Mr. Burshan, together with 246,600 shares of Series A Preferred Stock held by Burshan, LLC.

6.
Percentages for common stock are based on currently issued and outstanding common stock held by the named beneficial owner, without regard to additional shares issuable upon conversion of Series A Preferred stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain related party transactions are discussed in Note 5 to our Financial Statements included in this Annual Report.  Except as disclosed therein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, Shares carrying more than 5% of the voting rights attached to all of our outstanding Shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The aggregate audit fees billed for the year ended December 31, 2009 were $35,000.  Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

None.

Audit Committee Policies and Procedures

As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of Dejoya Griffith & Co. LLC was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules – See Item 8

(b) Exhibits:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended1
3.2	Bylaws, as amended1
23.1	Consent of De Joya Griffith & Company, LLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Incorporated by reference to same exhibits previously filed with the Current Report on Form 8-K filed June 22, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 PrismOne Group, Inc.

By:	/s/ Samir K. Burshan
Samir K. Burshan President, Chief Executive Officer, Chief Financial Officer, and Director
May 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Samir K. Burshan
Samir K. Burshan, Director
May 14, 2010

By:	/s/ Lori Jensen Burshan
Lori Jensen Burshan, Director
May 14, 2010

By:	/s/ David P. Sylvester
David P. Sylvester, Director
May 14, 2010