Form 10-Q
period 2010-03-31
PrismOne Group, Inc.
filed 2010-05-21
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-147835

PrismOne Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-8768424
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

146 W. Plant Street, Suite 300, Winter Garden, Florida 34787
(Address of principal executive offices)

321-292-1000
(Registrant’s telephone number)
_________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of May 19, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009
F-2	Statements of Operations for the three months ended March 31, 2010 and March 31, 2009 (unaudited);
F-3	Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009 (unaudited)
F-4	Notes to Condensed Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

PrismOne Group, Inc
Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
CURRENT ASSETS	(unaudited)	(audited)

Cash	$4,025	$1,077
Accounts receivable, net	24,645	29,651
Accounts receivable related party, net	16,419	11,672
Other receivable- related party	-	35,000
Investment in equity securities	20,000	-
Total current assets	65,089	77,400

Equipment held for sale	73,317	73,317
Equipment, net	67,827	73,293

TOTAL ASSETS	$206,233	$224,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$5,548	$9,720
Accounts payable and accrued expenses	464,839	370,015
Capital lease - current	20,281	20,281
Preferred dividends accrued - related party	30,000	30,000
Due to related party	49,608	19,033
Total current liabilities	570,276	449,049

Capital lease	28,416	33,309
Note payable - related party	200,000	200,000

TOTAL LIABILITIES	798,692	682,358

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000 and 0 outstanding at December 31, 2009 and 2008, respectively	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503	22,732	22,732
Additional paid in capital	515,962	515,962
Accumulated other comprehensive loss	(155,000)	(140,000)
Accumulated deficit	(976,427)	(857,316)

Total stockholders' deficit	(592,459)	(458,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$206,233	$224,010

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

REVENUES	$109,177	$434,964

COST OF GOODS SOLD	34,389	105,813

GROSS PROFIT	74,788	329,151

OPERATING EXPENSES

General and administrative	12,668	47,776
Management fees -related party	47,250	52,500
Payroll expenses	95,230	168,088
Licenses and permits -related party	30,883	20,139

Total operating expenses	186,031	288,502

INCOME (LOSS) FROM OPERATIONS	(111,243)	40,648

OTHER INCOME (EXPENSE)

Interest expense	(7,868)	-
Interest income	-	178

Total other income (expense)	(7,868)	178

NET INCOME (LOSS)	$(119,111)	$40,826

Comprehensive loss:
Unrealized loss in equity securities held	(15,000)	-
Total comprehensive loss	$(134,111)	$40,826

Net loss per common share: Basic	$(0.01)	$-
Weighted average common shares outstanding: Basic	22,731,503	-

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Cash Flows
(Unaudited)

	For the Years Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(119,111)	$40,826
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation	5,467	-
Changes in operating assets and liabilities
Change in accounts receivable	5,006	5,436
Change in accounts receivable - related party	(4,747)	(175,289)
Change in prepaid expenses	-
Change in accounts payable and other current liabilities	94,823	62,912

Net cash used by operating activities	(18,562)	(66,115)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for capital lease obligation	(4,893)	-

Net cash used by investing activities	(4,893)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	(4,172)	-
Change in due to related party	30,575	74,715

Net cash provided by financing activities	26,403	74,715

NET INCREASE IN CASH	2,948	8,600

CASH AT BEGINNING OF PERIOD	1,077	55,684

CASH AT END OF PERIOD	$4,025	$64,285

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$564	$-
Income taxes	$-	$-

NON CASH
Unrealized loss on investment	$(15,000)	$-
Non cash acquisition of equipment held for sale	$-	$(152,989)

The accompanying notes are an integral part of these financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and related footnotes as disclosed in its 10K filed on May 14, 2010.

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

On June 16, 2009, the Company consummated a reverse merger transaction in which PrismOne Group, Inc. (“PrismOne”) merged with and into Bright Screens Acquisition Corp. (“Acquisition Sub”), a wholly-owned Nevada subsidiary of Bright Screens, Inc. (“Bright Screens”), a publicly reporting Nevada corporation.  On June 17, 2009, Bright Screens merged with the Acquisition Sub in a short-form merger transaction under Nevada law in which Bright Screens was the surviving entity and, in connection with this short form merger, changed its name to PrismOne Group, Inc., effective June 17, 2009.

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

Going Concern
Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of March 31, 2010, we had an accumulated deficit of $976,427 and a working capital deficit of $505,187.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to extend payment of management and license fees payable to Burshan LLC, a related party, and to raise equity or debt financing if and when needed.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts receivable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company’s investment in equity securities is a Level 1 asset as defined above and its fair value is determined based on the underlying quoted market price of the shares.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – ACCOUNTS RECEIVABLE

	March 31, 2010	December 31, 2009
Accounts receivable	36,719	41,725
Allowance for uncollectible accounts	(12,074)	(12,074)
Accounts receivable, net	24,645	29,651

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at:

	March 31, 2010	December 31, 2009
Furniture & equipment	82,708	82,708
Accumulated depreciation	(14,881)	(9,415)
Fixed assets, net	67,827	73,293

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Receivable and Termination Agreement- Related Party
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

Immediately prior to the date of the agreement, the Company was owed approximately $195,097 by Blue Earth for services provided during the year ended December 31, 2009.  Accordingly, upon execution of the termination agreement, the Company adjusted the receivable to reflect the settled amount of $250,000 consisting of $75,000 receivable in cash and $175,000 in common stock representing 500,000 shares valued based on the market price per share of $0.35 as of the date of the termination agreement.  As of December 31, 2009 the fair value of the Blue Earth common stock had declined to $0.07 per share.  Accordingly, the Company reduced the amount of the common stock receivable to $20,000 and recorded an additional $15,000 unrealized loss in common stock receivable during the first quarter ending March 31, 2010.

Accounts receivable from Blue Earth was $16,419 net of a $40,000 allowance as of March 31, 2010 (including the remaining $40,000 of the $75,000 cash portion of the above settlement).

Loan from Shareholder and due to Shareholder
On May 22, 2009, the Company’s CEO and majority stockholder loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $19,463 and $15,517 of related party accrued interest as of March 31, 2010 and December 31, 2009, respectively.  Interest expense for the period ending March 31, 2010 and 2009 were $3,946 and $0, respectively.

On occasion, the Company’s CEO and majority stockholder loans the Company funds on a short-term basis with no terms for interest or repayment.  As of March 31, 2010 and December 31, 2009, $49,608 and $19,033, respectively, was due to the CEO.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  During 2008, monthly fees under the agreement were $10,000 for one location. On January 1, 2009 the license fees were reduced to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and for the three months ending March 31, 2010 and 2009 were $30,833 and $20,139, respectively.

Management Agreements
The Company leases furnished office space as well as computer equipment, networking gear and communications equipment in the form of a management agreement with Burshan LLC. During 2008 the Company paid $15,500 per month for the use of one location.  On January 1, 2009, the Management agreement was revised to reduce the monthly payment to $10,500 per month for the existing location.  In addition, on March 1, 2009, the Company entered into a second management agreement with Burshan LLC in which it leased a second fully furnished and equipped location for $21,000 per month.  The agreements are for a period of 10 years with rolling renewals for 5 years.

On December 31, 2009, Burshan LLC agreed to waive management fees due and reduce fees by 50% going forward.  Management fees to related party are recorded as operating expenses and for the three months ending March 31, 2010 and 2009 were $47,250 and $52,500, respectively.

Management fees owed in the amount of $177,000 as of December 31, 2009 were waived and were recorded as additional paid in capital.  As of March 31, 2010, the amount due is $47,250 and is being reflected under accounts payable and accrued expenses.

NOTE 5 -  STOCKHOLDERS’ DEFICIT

Preferred Stock
The Company has authorized 10,000,000 shares of $0.001 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of March 31, 2010.

Preferred Stock- Series A
In connection with the reverse merger as discussed in Note 1, the Company issued 274,000 shares of Series A Preferred Stock.  The holders of the preferred stock are entitled to dividends at the rate of 6.0% calculated annually in December in arrears, when and as if declared by the Board of Directors.  The preferred shares have fifty votes per share on all matters submitted to a vote of the common stockholders of the Corporation, receive preference to common stockholders with respect to liquidation of the Company and are redeemable in the form of cash or stock at the option of the Company.  In the event of notification of the Company’s intent to redeem the preferred stock, the preferred stock holders may elect to convert the shares to 50 shares of common stock.

Common Stock
The authorized common stock is 90,000,000 shares of $0.001 par value.  As of March 31, 2010 the Company had 22,731,503 shares of common stock issued and outstanding.

NOTE 6 –  CONCENTRATIONS
In early October 2009 the Company lost one of its major customers as a result of the customer no longer requiring the Company’s services.  The customer accounted for approximately $171,424 and approximately 39% of total revenues for the first quarter ending March 31, 2009.

NOTE 7 –  COMMITMENTS
The Company entered into a capital lease for equipment on September 2, 2009.  The lease term is 36 months with monthly installments of $1,690.

Future minimum lease payments as of March 31, 2010 were:

Year Payable	Amount
2010	$14,896
2011	20,281
2012	13,520
Total	48,697

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

We do not currently employ any sales personnel. In the short term, we intend to continue to use the services of our management to sell our Product. As we expand our business operations, however, we plan to employ sales representatives to promote and sell our products and services to potential customers nationally and internationally. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to continue to use the services of our management to sell our Product. As we expand our business operations, however, we plan to employ sales representatives to promote and sell our products and services to potential customers nationally and internationally.

Results of Operations for the three months ended March 31, 2010 and March 31, 2009

Income. We recorded $109,177 in total revenues for the three months ended March 31, 2010.  Our cost of goods sold for the three months ended March 31, 2010 was $34,389, resulting in gross profit of $74,788.  By comparison, we recorded $434,964 in revenues for the three months ended March 31, 2009.  Our cost of goods sold for the three months ended March 31, 2009 were $105,813, resulting in gross profit of $329,151.

Operating and Other  Expenses.  Operating expenses were $186,031 for the three months ended March 31, 2010, compared to $288,502 for the three months ended March 31, 2009. Our operating expenses for both quarters consisted of administrative expenses, payroll, management fees and licenses and permits.    During the three months ended March 31, 2010, we incurred other expenses in the form of interest expense in the amount of $7,868.  During the three months ended March 31, 2009, we experienced other income in the form of interest income in the amount of $178.

Net Loss.  We recorded a loss of $119,111 for the three months ended March 31, 2010, compared to a net income of $40,826 for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, we had $65,089 in current assets and $570,276 in current liabilities, resulting in a working capital deficit of $505,187.

At present, we have only $4,025 in cash on hand.  We anticipate that we will require approximately $2,000,000 in order to fully implement our business plan in the next twelve months. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the three months ended March 31, 2010, we generated a net loss of $119,111, and ended the period with a working capital deficit of $505,187.   These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and allowance for uncollectable accounts receivable.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates given a change in conditions or assumptions that have been consistently applied.

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

Recently Issued Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Samir Burshan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are not effective.

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

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

PrismOne Group, Inc.

Date:	May 21, 2010

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer and Director