Form 10-Q
period 2010-06-30
PrismOne Group, Inc.
filed 2010-08-16
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
 [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of August 12, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

3

PrismOne Group, Inc
Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
CURRENT ASSETS	(unaudited)	(audited)

Cash	$2,311	$1,077
Accounts receivable, net	29,156	29,651
Accounts receivable related party, net	20,471	11,672
Investment in equity securities	13,550	35,000
Total current assets	65,488	77,400

Equipment held for sale	-	73,317
Equipment, net	68,868	73,293
Total long term assets	68,868	146,610

TOTAL ASSETS	$134,356	$224,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$504	$9,720
Accounts payable and accrued expenses	482,808	370,015
Capital lease	20,281	20,281
Preferred dividends accrued - related party	30,000	30,000
Due to related party	127,218	19,033
Total current liabilities	660,811	449,049

Capital lease	23,524	33,309
Note payable - related party	200,000	200,000
Total long term liabilities	223,524	233,309

TOTAL LIABILITIES	884,335	682,358

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000.	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503.	22,732	22,732
Additional paid in capital	515,962	515,962
Accumulated other comprehensive loss	(161,450)	(140,000)
Accumulated deficit	(1,127,497)	(857,316)

Total stockholders' deficit	(749,979)	(458,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$134,356	$224,010

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$121,452	$423,321	$230,629	$858,194

COST OF GOODS SOLD	48,634	172,473	83,023	278,286

GROSS PROFIT	72,818	250,848	147,607	579,908

OPERATING EXPENSES

General and administrative	56,790	103,839	69,458	170,468
Management fees -related party	47,250	94,500	94,500	147,000
Payroll expenses	82,165	176,327	177,395	344,415
Licenses and permits -related party	30,000	30,000	60,883	50,139

Total Operating Expenses	216,205	404,666	402,236	712,022

INCOME (LOSS) FROM OPERATIONS	(143,387)	(153,818)	(254,629)	(132,114)

OTHER EXPENSES

Interest expense	(7,684)	(1,492)	(15,552)	(1,492)
Interest income	-	40	-	219

Total Other Expenses	(7,684)	(1,452)	(15,552)	(1,273)

NET LOSS	$(151,071)	$(155,270)	$(270,181)	$(133,387)

Comprehensive loss:
Unrealized loss in equity securities held	$(6,450)	$-	$(21,450)	$-
Total comprehensive loss	$(157,521)	$(155,270)	$(291,631)	$(133,387)

Net loss per common share: Basic	$(0.01)	$-	$(0.01)	$-

Weighted average common shares outstanding: Basic	22,731,503	-	22,731,503	-

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statement of Stockholders Deficit
Twelve Months ended December 31, 2010
(Unaudited)

	Series A Preferred Stock		$0.001 Par value Common Stock		Additional Paid-In-	Accumulated Other Comprehensive	Retained Earnings	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Income	(Deficit)	Deficit
Balance at January 1, 2008							$(87,594)	$(87,594)

Net loss							(245,309)	(245,309)

Balance at December 31, 2008	-	-	-	-	-	-	(332,903)	(332,903)

Recapitalization	274,000	274	22,200,003	22,200	152,994	-	-	175,468

Contributed capital - debt forgiveness					313,500	-	-	313,500

Issuance of stock for cash and services	-	-	531,500	532	49,468	-	-	50,000

Declared Dividends	-	-	-	-	-	-	(30,000)	(30,000)

Unrealized loss on equity investment						(140,000)		(140,000)

Net loss	-	-	-	-	-	-	(494,413)	(494,413)

Balance at December 31, 2009	274,000	$274	22,731,503	$22,732	$515,962	$(140,000)	$(857,316)	$(458,348)

Unrealized loss on equity investment						$(21,450)		$(21,450)

Net loss							$(270,181)	$(270,181)

Balance at June 30, 2010 (unaudited)	274,000	$274	22,731,503	$22,732	$515,962	$(161,450)	$(1,127,497)	$(749,979)

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Cash Flows
(Unaudited)

	For the Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(270,181)	$(133,387)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	10,933	-
Shares issued for services	-	50,000
Changes in operating assets and liabilities
Change in accounts receivable	495	(41,492)
Change in accounts receivable - related party	(8,799)	(199,196)
Change in prepaid expenses	-	10,000
Change in accounts payable and accrued expenses	186,110	(22,550)

Net Cash Used by Operating Activities	(81,442)	(336,625)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment	(6,508)	(141,711)
Payments for capital lease obligation	(9,785)	-

Net Cash Used by Operating Activities	(16,293)	(141,711)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	(9,216)	-
Proceeds from notes payable related party	-	200,000
Proceeds net of repayments of due to related party	108,185	246,879

Net Cash Provided by Financing Activities	98,969	446,879

NET INCREASE (DECREASE) IN CASH	1,234	(31,457)

CASH AT BEGINNING OF PERIOD	1,077	55,684

CASH AT END OF PERIOD	$2,311	$24,227

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,128	$-
Income Taxes	$-	$-

NON CASH

Unrealized loss on equitites held	$(21,450)	$-
Return of assets held for sale, net of purchase	$66,809	$-
Non cash acquisition of equipment held for sale	$-	$(152,989)
Value of debt settled as part of recapitalization	$-	$175,468

The accompanying notes are an integral part of these financial statements.

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and related footnotes as disclosed in its 10K filed on May 14, 2010.

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

•	Following the closing of the reverse merger, the former president and CEO of Bright Screens, Mr. Carl Wimmer, canceled and returned all 50,000,000 shares of his shares of BrightScreens common stock.

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

Going Concern
Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of June 30, 2010, we had an accumulated deficit of $1,127,497 and a working capital deficit of $595,323.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to extend payment of management and license fees payable to Burshan LLC, a related party, and to raise equity or debt financing if and when needed.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

In accordance with authoritative guidance, the table below sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy.

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Investment in equity	$13,550	$13,500	$-	$-

Liabilities:
None	$-	$-	$-	$-

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

NOTE 2 – ACCOUNTS RECEIVABLE

	June 30, 2010	December 31, 2009
Accounts receivable	38,268	41,725
Allowance for uncollectible accounts	(9,112)	(12,074)
Accounts receivable, net	29,156	29,651

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at:

	June 30, 2010	December 31, 2009
Furniture & equipment	89,216	82,708
Accumulated depreciation	(20,348)	(9,415)
Fixed assets, net	68,868	73,293

Depreciation expense for the three and six months ended June 30, 2010 and 2009 was $5,467 and $2,000 and $10,928 and $2,000, respectively.

The “Equipment Held for Sale” not sold or purchased for use totaling $66,809 was returned to Dell and related accounts payable was credited. The original project for which these items were purchased for was cancelled in July 2009.

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

Immediately prior to the date of the agreement, the Company was owed approximately $195,097 by Blue Earth for services provided during the year ended December 31, 2009.  Accordingly, upon execution of the termination agreement, the Company adjusted the receivable to reflect the settled amount of $250,000 consisting of $75,000 receivable in cash and $175,000 in common stock representing 500,000 shares valued based on the market price per share of $0.35 as of the date of the termination agreement.  As of December 31, 2009, the fair value of the Blue Earth common stock had declined to $0.07 per share.  Accordingly, the Company reduced the amount of the investment in equity securities to $13,550 and recorded an additional $21,450 unrealized loss in investment in equity during the six months ending June 30, 2010.

Accounts receivable from Blue Earth was $20,471 net of a $40,000 allowance as of June 30, 2010 (including the remaining $40,000 of the $75,000 cash portion of the above settlement).

Loan from Shareholder and due to Shareholder
On May 22, 2009, the Company’s CEO and majority stockholder loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $23,452 and $15,517 of related party accrued interest as of June 30, 2010 and December 31, 2009, respectively.  Interest expense for the three and six month period ending June 30, 2010 and 2009 were $3,989 and $0 and $7,978 and $0, respectively.

On occasion, the Company’s CEO and majority stockholder loans the Company funds on a short-term basis with no terms for interest or repayment.  As of June 30, 2010 and December 31, 2009, $68,543 and $19,033, respectively, was due to the CEO.

In the current quarter an entity wholly owned by the Company’s CEO loaned the Company funds on a short-term basis with no terms for interest or repayment.  As of June 30, 2010 and December 31, 2009, $58,675 and $0, respectively, was due to the Kelaida Holdings.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  During 2008, monthly fees under the agreement were $10,000 for one location. On January 1, 2009 the license fees were reduced to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and for the three and six months ending June 30, 2010 and 2009 were $30,000 and $30,000 and $60,000 and $50,000, respectively.  As of June 30, 2010, the amount due is $54,221 and is being reflected under accounts payable and accrued expenses.

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

On December 31, 2009, Burshan LLC agreed to waive management fees due and reduce fees by 50% going forward.  Management fees to related party are recorded as operating expenses and for the three and six months ending June 30, 2010 and 2009 were $47,250 and $94,500 and $94,500 and $147,000, respectively.

Management fees owed in the amount of $177,000 as of December 31, 2009 were waived and were recorded as additional paid in capital.  As of June 30, 2010, the amount due is $94,500 and is being reflected under accounts payable and accrued expenses.

NOTE 5 -  STOCKHOLDERS’ DEFICIT

Preferred Stock
The Company has authorized 10,000,000 shares of $0.001 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of June 30, 2010.

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

Common Stock
The authorized common stock is 90,000,000 shares at no par value.  As of June 30, 2010, the Company had 22,731,503 shares of common stock issued and outstanding.

NOTE 6 –  CONCENTRATIONS

In early October 2009, the Company lost one of its major customers as a result of the customer no longer requiring the Company’s services.  The customer accounted for approximately $204,089 and approximately 48% of total revenues for the second quarter ending June 30, 2009. Consequently the three months period ended June 30, 2010 does not include revenue from this customer or any period thereafter.

NOTE 7 –  COMMITMENTS

The Company entered into a capital lease for equipment on September 2, 2009.  The lease term is 36 months with monthly installments of $1,690.

Future minimum lease payments as of June 30, 2010 were:

Year Payable	Amount
2010	$10,004
2011	20,281
2012	13,520
Total	43,805

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

Company Overview and Plan of Operation

We are in the business of enabling and supporting our client's sustainability efforts to enhance overall operational efficiencies and corporate social responsibility initiatives. We deploy technologies and processes to reduce their environmental and energy impact via verifiable and documented means. These enablers include computer, communications, multimedia, security, and other systems for businesses, buildings, and communities (our "Products" and "Services").  Our Products and Services allow businesses or building managers to easily and efficiently consolidate, manage and validate their sustainability efforts via their network infrastructure, thereby eliminating the difficulty and frustration of trying to operate numerous separate systems to meet these needs.  We currently provide consulting, design, procurement, installation, integration, support and management services related to our Products. We are continually refining our Product offerings through research and assessments. We have two office locations in Central Florida.

Sales and Distribution Strategy

Our goal is for our Products and Services to be fully integrated within PRISM’s (Presence Response and Integrated Systems Management) web-based integrated modules. Our PRISM Controller, currently under development, in addition to technology and approaches currently under development, will monitor and manage energy usage systems (Lighting, HVAC and Audio Visual) and Security (access control and surveillance camera) to enable our clients to effectively manage and monitor their business and their sustainability needs.  In order to achieve our goal, we intend to increase awareness of our Products and Services with potential customers, who we anticipate will be business owners, building managers, and community managers, and to actively partner with or acquire technologies or companies that enhance our product offering. Currently, beyond the web presence of www.prismone.com, we do not actively market our products or services but have relied on a word-of-mouth process to attract clients. While this has been successful, we believe that a much greater growth can be realized with the introduction of a coordinated marketing campaign. We intend to do this by engaging in the following:

•
Attending national and regional networking, communications, and building technology events and conferences that incorporate sustainability and a “green” focus. There are events and conferences managed by regional and central institutions and organizations to promote products and services related to the sustainability within various vertical markets and include computer networking, communications, and building technology industries. We plan to attend a number of events attended by merchants and representatives in these industries in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences.

•
Developing direct marketing programs. In addition to attending the foregoing conferences and seminars, we intend to market directly to business owners, building managers, community managers, local, regional and state governments. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.

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

Results of Operations for the three and six months ended June 30, 2010 and June 30, 2009

Income. We recorded $121,452 in total revenues for the three months ended June 30, 2010.  Our cost of goods sold for the three months ended June 30, 2010 was $48,634, resulting in gross profit of $72,818.  By comparison, we recorded $423,321 in revenues for the three months ended June 30, 2009.  Our cost of goods sold for the three months ended June 30, 2009 were $172,473 resulting in gross profit of $250,848.

We recorded $230,629 in total revenues for the six months ended June 30, 2010.  Our cost of goods sold for the six months ended June 30, 2010 was $83,023, resulting in gross profit of $147,607.  By comparison, we recorded $858,194 in revenues for the six months ended June 30, 2009.  Our cost of goods sold for the six months ended June 30, 2009 was $278,286 resulting in gross profit of $579,908.

Our lower revenues for the reporting period compared to the three and six months ended June 30, 2009 are attributable primarily to the loss of one of our major customers as a result of the customer no longer requiring our services.  This customer accounted for approximately 48% of total revenues (approximately $204,089) for the second quarter ending June 30, 2009.  In addition, our revenue figures for the three months ended June 30, 2009 included one-time revenue in the amount of $78,712 generated from the purchase of equipment and subsequent installation performed for another client.

Operating and Other Expenses.  Operating expenses were $216,205 for the three months ended June 30, 2010, compared to $404,666 for the three months ended June 30, 2009. Our operating expenses for both quarters consisted of administrative expenses, payroll, management fees and licenses and permits. During the three months ended June 30, 2010, we incurred other expenses in the form of interest expense in the amount of $7,684.  During the three months ended June 30, 2009, we experienced interest expense of $1,492 and interest income in the amount of $40.

Operating expenses were $402,236 for the six months ended June 30, 2010, compared to $712,022 for the six months ended June 30, 2009. Our operating expenses for both six-month periods consisted of administrative expenses, payroll, management fees and licenses and permits. During the six months ended June 30, 2010, we incurred other expenses in the form of interest expense in the amount of $15,552.  During the six months ended June 30, 2009, we experienced interest expense of $1,492 and interest income in the amount of $219.

Net Loss.  We recorded a net loss of $151,071 for the three months ended June 30, 2010, compared to a net loss of $155,270 for the three months ended June 30, 2009.  We recorded a net loss of $270,181 for the six months ended June 30, 2010, compared to a net loss of $133,387 for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had $65,488 in current assets and $660,811 in current liabilities, resulting in a working capital deficit of $595,323.

At present, we have only $2,311 in cash on hand.  We anticipate that we will require approximately $500,000 in order to fully implement our business plan. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the six months ended June 30, 2010, we generated a net loss of $270,181, and ended the period with a working capital deficit of $595,323.   These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Samir Burshan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are not effective.

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

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2010.

Item 5.     Other Information

On August 12, 2010, the board of directors appointed Stefanie Vaught to serve as a member of our board of directors.  Stefanie Vaught, 52, has had many years of experience in the metal recycling industry in addition to five years of experience in the hospitality industry.  Since 2005, Ms. Vaught has served as the CFO and Vice-President of Finance for VillaDirect Management, located in Celebration, Florida.  From 1999 through 2004, she was the Vice President of Finance and Corporate Treasurer for Metal Management, Inc. of Chicago, Illinois.  In addition, Ms. Vaught served as the Chief Financial Officer for Metal Management Ohio, Inc., (a subsidiary of Metal Management, Inc.) located in Cleveland, Ohio from 1999 to 2003.  Prior to her position with Metal Management, Ms. Vaught was with Reserve Iron & Metal, L.P., of Cleveland, Ohio, where she served as Chief Financial Officer and Treasurer from 1990 to 1999, and Controller from 1987 to 1990.  She currently also serves as the Chairman of the Board for the Stoneybrook West Community Development District.

There are no family relationships between Ms. Vaught and any of our current or former directors or executive officers.

At this time, we do not have any employment agreements or other compensation arrangements with Ms. Vaught.  Except as set forth below, our newly-appointed director has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years:

1.
Ms. Vaught currently serves as the CFO and Vice-President of Finance for VillaDirect Management, located in Celebration, Florida.  PrismOne Group, Inc. currently provides IT management services, including communications and internet services, to Villa Direct Management and has so for approximately 16 months.

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

PrismOne Group, Inc.

Date:	August 16, 2010

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer and Director