Form 10-Q
period 2010-09-30
PrismOne Group, Inc.
filed 2010-11-22
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
 [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of November 18, 2010.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

PrismOne Group, Inc
Balance Sheets

ASSETS	September 30, 2010	December 31, 2009
CURRENT ASSETS	(unaudited)	(audited)

Cash	$15,270	$1,077
Accounts receivable, net	74,985	29,651
Accounts receivable related party, net	23,310	11,672
Investment in equity securities	5,000	35,000
Total current assets	118,565	77,400

Equipment held for sale	-	73,317
Equipment, net	63,942	73,293
Total long term assets	63,942	146,610

TOTAL ASSETS	$182,507	$224,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$-	$9,720
Accounts payable and accrued expenses	321,874	370,015
Capital lease	20,281	20,281
Preferred dividends accrued - related party	30,000	30,000
Due to related party	194,579	19,033
Total current liabilities	566,734	449,049

Capital lease	18,632	33,309
Note payable - related party	200,000	200,000
Total long term liabilities	218,632	233,309

TOTAL LIABILITIES	785,366	682,358

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503	22,732	22,732
Additional paid in capital	730,591	515,962
Accumulated other comprehensive loss	(170,000)	(140,000)
Accumulated deficit	(1,186,456)	(857,316)

Total stockholders' deficit	(602,859)	(458,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$182,507	$224,010

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$257,128	$392,735	$487,757	$1,250,928

COST OF GOODS SOLD	73,832	105,511	156,855	383,797

GROSS PROFIT	183,296	287,224	330,902	867,131

OPERATING EXPENSES

General and administrative	55,297	62,966	125,639	233,573
Management fees -related party	47,250	94,500	141,750	241,500
Payroll expenses	100,657	205,314	278,051	549,729
Licenses and permits -related party	30,000	30,000	90,000	80,000

Total Operating Expenses	233,204	392,780	635,440	1,104,802

INCOME (LOSS) FROM OPERATIONS	(49,908)	(105,556)	(304,538)	(237,671)

OTHER EXPENSES

Interest expense	(9,050)	(6,335)	(24,602)	(7,826)
Interest income	-	1	-	219

Total Other Expenses	(9,050)	(6,334)	(24,602)	(7,607)

NET LOSS	$(58,958)	$(111,890)	$(329,140)	$(245,278)

Comprehensive loss:
Unrealized loss in equity securities held	$(8,550)	$(79,196.00)	$(30,000)	$(79,196.00)
Total comprehensive loss	$(67,508)	$(191,086)	$(359,140)	$(324,474)

Net loss per common share:
Basic	$(0.00)	$-	$(0.01)	$-
Weighted average common shares outstanding:
Basic	22,731,503	22,731,503	22,731,503	17,792,786

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Cash Flows
(Unaudited)

	For Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(329,140)	$(324,474)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	15,859	-
Shares issued for services	-	50,000
Changes in operating assets and liabilities
Change in accounts receivable	(45,334)	14
Change in accounts receivable - related party	(11,638)	(127,103)
Change in prepaid expenses	-	-
Change in accounts payable and accrued expenses	239,805	43,303

Net cash used by operating activities	(130,448)	(358,260)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment	(6,508)	-
Net cash used by operating activities	(6,508)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	(9,720)	-
Payments for capital lease obligation	(14,677)	-
Proceeds from notes payable related party	-	200,000
Proceeds net of repayments of due to related party	175,546	167,443

Net cash provided by financing activities	151,149	367,443

NET INCREASE (DECREASE) IN CASH	14,193	9,183

CASH AT BEGINNING OF PERIOD	1,077	55,684

CASH AT END OF PERIOD	$15,270	$64,867

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$1,128	$-
Income Taxes	$-	$-

NON CASH

Unrealized loss on equitites held	$(30,000)	$-
Return of assets held for sale, net of purchase	$66,809	$-
Non cash acquisition of equipment held for sale	$-	$(73,317)
Value of debt settled as part of recapitalization	$-	$175,468

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

Nature of Business

PrismOne Group, Inc., a Nevada corporation, is in the business of enabling and supporting our client’s sustainability efforts to enhance overall operational efficiencies and corporate social responsibility initiatives by deploying technologies and processes to reduce their environmental and energy impact via verifiable and documented means. These enablers include computer, communications, multimedia, and other network systems for businesses, buildings, and communities (our “Products” and “Services”).  Our Products and Services allow business or building managers to easily and efficiently consolidate, manage and validate their sustainability efforts via their network infrastructure, communications, multimedia, security, and environmental needs, eliminating the difficulty and frustration of trying to operate numerous separate systems to meet these needs.  We currently provide consulting, design, procurement, installation, integration, support and management services related to our Products, and are continually refining our Product offerings through research and assessments. The Company has two office locations in Central Florida.

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

Going Concern
Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of September 30, 2010, we had an accumulated deficit of $1,186,456 and a working capital deficit of $602,859.  This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to extend payment of management and license fees payable to Burshan LLC, a related party, and to raise equity or debt financing if and when needed.  Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

NOTE 2 – ACCOUNTS RECEIVABLE

	September 30, 2010	December 31, 2009
Accounts receivable	87,059	41,725
Allowance for uncollectible accounts	(12,074)	(12,074)
Accounts receivable, net	74,986	29,651

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at:

	September 30, 2010	December 31, 2009
Furniture & equipment	89,216	82,708
Accumulated depreciation	(25,274)	(9,415)
Fixed assets, net	63,942	73,293

Depreciation expense for the three and nine months ended September 30, 2010 was $4,926 and $15,859 and 2009 was $2,000 and $2,000, respectively.

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

Immediately prior to the date of the agreement, the Company was owed approximately $195,097 by Blue Earth for services provided during the year ended December 31, 2009.  Accordingly, upon execution of the termination agreement, the Company adjusted the receivable to reflect the settled amount of $250,000 consisting of $75,000 receivable in cash and $175,000 in common stock representing 500,000 shares valued based on the market price per share of $0.35 as of the date of the termination agreement.  As of December 31, 2009, the fair value of the Blue Earth common stock had declined to $0.005 per share.  Accordingly, the Company reduced the amount of the investment in equity to $5,000 and recorded an additional $30,000 unrealized loss in investment in equity during the nine months ending September 30, 2010.

Accounts receivable from Blue Earth was $23,310 net of a $40,000 allowance as of September30, 2010 (including the remaining $40,000 of the $75,000 cash portion of the above settlement).

Loan from Shareholder and due to Shareholder
On May 22, 2009, the Company’s CEO and majority stockholder loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $27,485 and $15,517 of related party accrued interest as of September 30, 2010 and December 31, 2009, respectively.  Interest expense for the three and nine month period ending September 30, 2010 and 2009 were $4,033 and $0 and $11,967 and $0, respectively.

On occasion, the Company’s CEO and majority stockholder loans the Company funds on a short-term basis with no terms for interest or repayment.  As of September 30, 2010 and December 31, 2009, $68.005 and $19,033, respectively, was due to the CEO.

In the current quarter an entity wholly owned by the Company’s CEO loaned the Company funds on a short-term basis with no terms for interest or repayment.  As of September 30, 2010 and December 31, 2009, $76,574 and $0, respectively, was due to the Kaleida Holdings.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  During 2008, monthly fees under the agreement were $10,000 for one location. On January 1, 2009 the license fees were reduced to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and for the three and nine months ending September 30, 2010 and 2009 were $30,000 and $30,000 and $90,000 and $80,000, respectively.  As of September 30, 2010, License fees owed in the amount of $83,545 were waived and were recorded as additional paid in capital

Management Agreements
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

On December 31, 2009, Burshan LLC agreed to waive management fees due and reduce fees by 50% going forward.  Management fees to related party are recorded as operating expenses and for the three and nine months ending September 30, 2010 and 2009 were $47,250 and $141,750 and $94,500 and $241,500, respectively.

Management fees owed in the amount of $177,000 as of December 31, 2009 were waived and were recorded as additional paid in capital.  As of September 30, 2010, Management fees owed in the amount of $131,084 were waived and were recorded as additional paid in capital.

NOTE 5 -  STOCKHOLDERS’ DEFICIT

Preferred Stock
The Company has authorized 10,000,000 shares of $0.001 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of September 30, 2010.

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

Common Stock
The authorized common stock is 90,000,000 shares at no par value.  As of September 30, 2010, the Company had 22,731,503 shares of common stock issued and outstanding.

NOTE 6 –  CONCENTRATIONS

In early October 2009, the Company lost one of its major customers as a result of the customer no longer requiring the Company’s services.  The customer accounted for approximately $242,915 and approximately 48% of total revenues for the third quarter ending September 30, 2009. Consequently the three months period ended September 30, 2010 does not include revenue from this customer or any period thereafter.

NOTE 7 –  COMMITMENTS

The Company entered into a capital lease for equipment on September 2, 2009.  The lease term is 36 months with monthly installments of $1,690.

Future minimum lease payments as of September 30, 2010 were:

Year Payable	Amount
2010	$5,112
2011	20,281
2012	13,520
Total	38,913

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

Results of Operations for the three and nine months ended September 30, 2010 and September 30, 2009

Income. We recorded $257,128 in total revenues for the three months ended September 30, 2010.  Our cost of goods sold for the three months ended September 30, 2010 was $73,882, resulting in gross profit of $182,296.  By comparison, we recorded $392,735 in revenues for the three months ended September 30, 2009.  Our cost of goods sold for the three months ended September 30, 2009 were $105,511 resulting in gross profit of $287,224.

We recorded $487,757 in total revenues for the nine months ended September 30, 2010.  Our cost of goods sold for the nine months ended September 30, 2010 was $156,855, resulting in gross profit of $330,902.  By comparison, we recorded $1,250,928 in revenues for the nine months ended September 30, 2009.  Our cost of goods sold for the nine months ended September 30, 2009 was $383,797 resulting in gross profit of $867,131.

Operating and Other Expenses.  Operating expenses were $233,204 for the three months ended September 30, 2010, compared to $392,780 for the three months ended September 30, 2009. Our operating expenses for both quarters consisted of administrative expenses, payroll, management fees, and licenses and permits. During the three months ended September 30, 2010, we incurred other expenses in the form of interest expense in the amount of $9,050.  During the three months ended September 30, 2009, we experienced interest expense of $6,335 and interest income in the amount of $1.

Operating expenses were $635,440 for the nine months ended September 30, 2010, compared to $1,104,802 for the nine months ended September 30, 2009. Our operating expenses for both nine-month periods consisted of administrative expenses, payroll, management fees and licenses and permits. During the nine months ended September 30, 2010, we incurred other expenses in the form of interest expense in the amount of $24,602.  During the nine months ended September 30, 2009, we experienced interest expense of $7,826 and interest income in the amount of $219.

Net Loss.  We recorded a loss of $58,958 for the three months ended September 30, 2010, compared to a net loss of $111,890 for the three months ended September 30, 2009.  We recorded a loss of $329,140 for the nine months ended September 30, 2010, compared to a net loss of $245,278 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had $118,565 in current assets and $566,734 in current liabilities, resulting in a working capital deficit of $448,169.

At present, we have only $15,270 in cash on hand.  We anticipate that we will require approximately $500,000 in order to fully implement our business plan. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the nine months ended September 30, 2010, we generated a net loss of $329,140, and ended the period with a working capital deficit of $448,169.   These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4T.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Samir Burshan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.

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

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

Item 5.     Other Information

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

PrismOne Group, Inc.

Date:	November 22, 2010

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer and Director