Form 10-K
period 2010-12-31
PrismOne Group, Inc.
filed 2011-05-13
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $340,000.12

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  22,731,503 as of April 15, 2011.

 PART I
Item 1.   Business

Company Overview

PrismOne Group, Inc., a Nevada corporation, is in the business of developing ideas into practical solutions that incorporate non-traditional  process review and technology, and driven by the ambition to make our clients lifestyle and workscape easier by applying non-traditional thinking to real world challenges.

Over the past five years, we have taken that approach and developed relevant solutions that address the current challenges in the market.  We address the challenge, conceptualize a solution, develop a prototype, and operate the solution to gain real-world insight and feedback prior to marketing to potential clients. Core to any solution is the focus to enable and support our client’s business sustainability efforts to enhance overall operational efficiencies and corporate social responsibility initiatives by deploying technologies and processes to reduce their environmental and energy impact via verifiable and documented means. We currently provide consulting, design, procurement, installation, integration, support and management services related to our Solutions & Services, and are continually refining our Service offerings through research and assessments. The Company has two office locations in Central Florida. Our principal executive offices are located at 146 W. Plant Street, Suite 300, Winter Garden, Florida 34787.

Our Solutions and Services

PrismOne Quartz

Our first solution, rebranded as PrismOne Quartz, is a managed technology service targeted to vertical market clients with either a high number of employees, multi-locations, or growth challenges.

PrismOne Quartz is comprised of three major components – QuartzCore, QuartzLink, & QuartzServices. QuartzCore includes all the pieces of PrismOne technology and infrastructure needed for your application, specified to work together and configured for optimal performance. QuartzLink is the API that enables efficient integration between QuartzCore components. This technology enables clients to maximize efficiencies and return from their investment. QuartzServices are the services developed by PrismOne and marketing to small businesses to utilize and enjoy the capabilities enterprise clients have at small business prices.

PrismOne utilizes Quartz to provide and manage communications, multimedia and other network systems for businesses, buildings, and communities.  For businesses, PrismOne Quartz addresses the complexities and frustrations of selecting and managing business operations infrastructure. Quartz was designed to enable business with aspirations to expand or wary of the uncertainties that lay ahead to secure flexibility and be ready for the realities of fickle business economics. Quartz delivers an integrated enterprise class equipment and software to deliver a flexible commercial quality Business Infrastructure platform that includes VoIP communications, Network Infrastructure, Remote location VPN and integration.

For buildings and communities, we work with builders and architects to include wiring for networking and automation in buildings as they are constructed. We obtain from suppliers, and provide to our customers, networking equipment and hardware to enable efficient use and management of computer networks, building controls, telephony, and even manufacturing or other industrial equipment as required by our customers. We integrate all of the systems together, so that businesses or building managers may easily and efficiently consolidate and manage their network infrastructure, communications, multimedia, security, operations, and environment needs. Thus, we seek to eliminate the difficulty and frustration of trying to operate numerous, separate systems from a variety of service providers, as well as provide the convenience of remotely monitoring and controlling a variety of systems. We currently provide consulting, design, procurement, installation, integration, support, and management services related to our Products, and we are continually refining our Product offerings through research and assessments.

QuartzPRISM (Presence Response and Integrated Systems Management) was announced and began development as a concept to create a integrated controller to locally run Quartz functionality and to provide additional presence sensing features that would manage a location via rule sets and preferences dynamically applied via artificial intelligence (AI) algorithms. QuartzPRISM has been put on indefinite hold due to the impact of the financial markets on housing and construction industry.

We currently offer PrismOne QuartzServices in the following areas:

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

Competition for Quartz

We compete with a number of established companies that provide networking and communications solutions to business owners as well as those that sell and install Building Automation Systems. Companies who now specialize in residential systems also provide products and equipment to businesses, or could easily enter this market should they desire to do so. These companies enjoy brand recognition which exceeds that of our brand name. We compete with companies that have significantly greater financial, distribution, advertising, and marketing resources than we do.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

PrismOne EMERALD

PrismOne EMERALD (Enhanced Material Management and Electronic Reporting with Auditable Life-cycle Documentation), is a web-based Environmental Management System that tracks and certifies the volume of waste stream that is diverted from landfill for select clients. The project was conceptualized and developed as a reaction to observing the lack of reporting and verification process of a large global entertainment company’s sustainability efforts. To gain necessary insight and real-world feedback, PrismOne beta tested EMERALD during the fourth quarter 2010 and compiled a network of waste processors, recycling centers, charities, waste-to-energy facilities, and composters, transportation and logistics companies to provide a comprehensive waste diversion eco-system that strives to reduce waste to landfill and secure zero waste certification for our clients.

During the course of 2011, PrismOne will continue to develop and enhance EMERALD to incorporate client beta comments as well as address local municipal, State and Federal suggestions and mandates. Additionally PrismOne will engage with other current and potential clients to introduce them to EMERALD. Our expectations are for the gradual increase in quantity managed by EMERALD which has seen a 100% increase month over month. EMERALD will integrate with other offerings from PrismOne currently under development that will provide total asset life-cycle tracking and management from acquisition to eventual disposition.

Competition for EMERALD

The PrismOne EMERALD platform is designed to work with and integrate into the existing market place that includes a number of established companies that provide sustainability consulting and diversion services to business, building owners, and municipalities. Companies who now specialize in waste management industry could easily enter this market should they desire to do so or partner with PrismOne to enhance their services. These companies enjoy brand recognition which exceeds that of our brand name. We compete with companies that have significantly greater financial, distribution, advertising, and marketing resources than we do.

We compete primarily on the basis of quality, value recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

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

Item 2.   Properties

Our principal executive offices are located at 146 West Plant Street, Suite 300, Winter Garden, FL 34787. We occupy approximately 3,290 square feet of space at this location. All lease costs except for monthly utilities and all other miscellaneous costs are included in the Management Agreement with Burshan LLC for this location. In addition, we occupy approximately 1,800 square feet of space and business equipment at 2295 South Hiawassee Rd., Suite 418, Orlando, FL, 32835.  All lease costs except for monthly utilities and all other miscellaneous costs are included in the location’s Management Agreement with Burshan LLC for this location.

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

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	.05	.001
September 30, 2010	.11	.01
June 30, 2010	.27	.04
March 31, 2010	.56	.25

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	.17	.1602
September 30, 2009	.88	.80
June 30, 2009	N/A	N/A
March 31, 2009	N/A	N/A

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

Outstanding Options, Warrants or Convertible Debt

As of December 31, 2010 we did not have any outstanding options, warrants or convertible debt.

Holders of Our Common Stock

As of December 31, 2010, we had 381 shareholders of record, with additional shareholders holding their shares in street name.

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

We did not declare any dividends on common stock in the fiscal years ended December 31, 2010 and 2009, and we do not plan to declare any dividends on common stock in the foreseeable future.

During the fiscal years ended December 31, 2010 and 2009, we accrued dividends on our Series A Preferred Stock in the amount of $54,800 and $30,000 respectively.  Pursuant to the Certificate of Designation governing our Series A Preferred Stock, dividends accrue annually at the rate of 6.5% of the stated value of the stock, which is $10 per share.  Dividends on Series A Preferred Stock are capped at 1% of our gross revenues in the relevant year, but may not be less than 2% of the stated value of the stock.  The dividends accrued on Series A Preferred Stock during the year ended December 31, 2010 represent the minimum dividend (i.e., 2% of stated value) allowed by the Certificate of Designation.

Securities Authorized for Issuance under Equity Compensation Plans

As of April 15, 2011, we did not have any equity compensation plans.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Plan of Operation in the Next Twelve Months

Sales and Distribution Strategy

In 2011, PrismOne will roll out the beta of EMERALD (Enhanced Material Management and Electronic Reporting with Auditable Life-cycle Documentation), a web based Environmental Management System that tracks and certifies the volume of waste stream that is diverted from landfill to select clients. During the course of 2011, PrismOne will continue to develop and enhance EMERALD to incorporate client beta comments as well as address local municipal, State and Federal suggestions. Additionally PrismOne will engage with other current and potential clients to introduce them to EMERALD. Our expectations are for the gradual increase in quantity managed by EMERALD which has seen a 100% increase month over month. EMERALD will integrated with other offerings from PrismOne currently under development.

With the evident weakness in the residential housing market, our initial goal for deployment of PRISM (Presence Response and Integrated Systems Management) has been put on hold pending improvement in economic outlook for that industry.

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

•
Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and social media to promote our product directly to the public to raise public awareness of our Products and Services. A priority for marketing will be to enhance our current client facing web presence, www.prismone.com and to further engage the public via Facebook page for PrismOne.

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

Research and Development

If we can generate sufficient working capital, we plan to continually enhance existing solutions and develop new solutions and services utilizing our existing technology and we plan to bring new products to market as they become available throughout 2011. New solutions and services in Business Infrastructure and Waste Diversion will be built upon the core Quartz and Emerald platforms respectively now in place. We believe that our next generation platform offers more functionality and covers more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend continue to use the services of our management to sell our Product. As we expand our business operations, however, we plan to employ sales representatives to promote and sell our products and services to potential customers nationally and internationally.

Results of Operations for the Years Ended December 31, 2010 and December 31, 2009

Income. We recorded $606,789 in total revenues from operations for the year ended December 31, 2010. Our cost of goods sold for the year ended December 31, 2010 was $224,442, resulting in gross profit of $382,347 for 2010.  By comparison, we recorded $1,365,061 in revenues for the year ended December 31, 2009.  Our cost of goods sold for the year ended December 31, 2009 were $437,286, resulting in gross profit of $927,775 for 2009. The decrease in Income is directly attributable to the loss of one of its major customers in early October 2009 as a result of the customer no longer requiring the Company’s services. The customer accounted for approximately $620,143 and approximately 45% of total revenues for the year ended December 31, 2009. Consequently the twelve month period ended December 31, 2010 does not include revenue from this customer or any period thereafter. Additionally, the global credit decline and the significant impact in residential housing construction, sales and the ripple affect on other clients that rely on that industry adversely impacted our income.

Operating and Other Expenses.  Operating expenses were $1,006,540 for the year ended December 31, 2010, compared to $1,453,253 for the year ended December 31, 2009. The largest components of expense items for each of the last two fiscal years were general and administrative expenses, payroll, and management fees. The reduction in Operating Expenses is due to reduction in staff following the loss of the major client as discussed above and reduction in management fees paid to a related party. We experienced net other expense in the amount of $230,684 for the year ended December 31, 2010, compared to net other income of $31,065 for the fiscal year ended December 31, 2009.  During the year ended December 31, 2010, the net other expense was largely the result of interest expense and realized loss on investment.  During the year ended December 31, 2009 the other income was largely the result of a gain on settlement.

Net Loss.  We recorded a comprehensive net loss of $854,877 for the year ended December 31, 2010, compared to a net loss of $494,413 for the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had $21,590 in current assets and $666,563 in current liabilities, resulting in a working capital deficit of $644,973.  Our current assets consisted of $23 in cash and $19,567 in accounts receivable.  Our current liabilities consisted of accounts payable and accrued expenses in the amount of $327,816, accrued preferred dividends owed to a related party of $84,800, current portion of capital leases of $30,705 and bank overdrafts of $4,275.

At present, we have only $23 in cash on hand.  We anticipate that we will require approximately $500,000 in order to fully implement our business plan in the next twelve months. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Cash Flows from Operating Activities

Net cash used for operating activities was $86,256 for the year ended December 31, 2010.  By comparison, operating activities used net cash of $271,930 for the year ended December 31, 2009.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the twelve months ended December 31, 2010, we generated a net loss of $854,877 and ended the period with a working capital deficit of $644,973.   These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Reports of Independent Registered Public Accounting Firm
F-3	Balance Sheets as of December 31, 2010 and 2009
F-4	Statements of Operations for the years ended December 31, 2010 and 2009
F-5	Statements of Cash Flows for the years ended December 31, 2010 and 2009
F-6	Statement of Stockholders’ Deficit for the years ended December 31, 2010 and 2009
F-7	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders, Audit Committee and Board of Directors
PrismOne Group, Inc.
Orlando, Florida

We have audited the accompanying balance sheet of PrismOne Group, Inc. as of December 31, 2010, and the related statement of operations, stockholders' deficit and cash flow for the year then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of PrismOne Group, Inc. as of December 31, 2009 were audited by other auditors whose report dated May 13, 2010 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PrismOne Group, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the Unites States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the company has suffered recurring losses from operations and requires additional financing to continue in operation.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/M&K CPAS, PLLC

Houston, Texas

May 2, 2011

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
May 13, 2010

PrismOne Group, Inc.
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$23	$1,077
Accounts receivable, net net of allowance for doubtful accounts of $65,769 and $52,074 as of December 31, 2010 and 2009, respectively	19,567	41,323
Other receivable related party	-	35,000
Investment in equity securities	2,000	-
Total current assets	21,590	77,400

Equipment held for sale	-	73,317
Equipment, net	141,463	73,293
Total long term assets	141,463	146,610

TOTAL ASSETS	$163,053	$224,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$4,275	$9,720
Accounts payable and accrued expenses	327,816	370,015
Capital lease - current portion	30,705	20,281
Preferred dividends accrued - related party	84,800	30,000
Deferred revenue	11,190	-
Current note payable- related party	207,778	19,033
Total current liabilities	666,563	449,049

Capital lease, net of current portion	19,996	33,309
Note payable - related party	-	200,000
Total long term liabilities	19,996	233,309

TOTAL LIABILITIES	686,559	682,358

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000 as of December 31, 2010 and 2009	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503 as of December 31, 2010 and 2009	22,732	22,732
Additional paid in capital	1,165,681	515,962
Accumulated other comprehensive loss	-	(140,000)
Accumulated deficit	(1,712,193)	(857,316)

Total stockholders' deficit	(523,506)	(458,348)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$163,053	$224,010

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statements of Operations

	Year Ended
	December 31,
	2010	2009

REVENUES	$606,789	$1,365,061

COST OF GOODS SOLD	224,442	437,286

GROSS PROFIT	382,347	927,775

OPERATING EXPENSES

General and administrative	107,279	262,352
Professional fees	84,816	83,031
Management fees -related party	378,000	336,000
Payroll expenses	316,446	661,870
Licenses fees -related party	120,000	110,000

Total Operating Expenses	1,006,540	1,453,253

INCOME (LOSS) FROM OPERATIONS	(624,193)	(525,478)

OTHER EXPENSES

Gain on settlement	-	51,000
Other income(expense)	90	-
Interest expense	(57,774)	(20,154)
Interest income		219
Realized loss on investment	(173,000)	-

Total Other Expenses	(230,684)	31,065

NET INCOME(LOSS)	$(854,877)	$(494,413)

Comprehensive loss:
Unrealized loss in equity securities held	-	(140,000)
Total comprehensive loss	$(854,877)	$(634,413)

Net loss per common share:
Basic	$(0.04)	$(0.04)
Weighted average common shares outstanding:
Basic	22,731,503	12,660,487

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Statement of Stockholders Deficit
Years ended December 31, 2010 and 2009

						Accumulated
			$0.001 Par value		Additional	Other	Retained	Total
	Series A Preferred Stock		Common Stock		Paid-In-	Comprehensive	Earnings	Stockholders
	Shares	Amount	Shares	Amount	Capital	Loss	(Deficit)	Deficit
Balance at December 31, 2008	-	-	-	-	-	-	(332,903)	(332,903)

Shares issued to founder in exchange of debt	274,000	274	13,700,003	13,700	161,494	-	-	175,468

Recapitalization	-	-	133,500,000	133,500	(133,500)	-	-	-

Cancelation of shares of prior owners	-	-	(125,000,000)	(125,000)	125,000	-	-	-

Contributed capital - debt forgiveness	-	-	-	-	313,500	-	-	313,500

Issuance of stock for cash and services	-	-	531,500	532	49,468	-	-	50,000

Declared Dividends	-	-	-	-	-	-	(30,000)	(30,000)

Unrealized loss on equity investment	-	-	-	-	-	(140,000)	-	(140,000)

Net loss	-	-	-	-	-	-	(494,413)	(494,413)

Balance at December 31, 2009	274,000	$274	22,731,503	$22,732	$515,962	$(140,000)	$(857,316)	$(458,348)

Contributed Capital- Debt forgiveness	-	-	-	-	225,837	-	-	225,837

Contributed Capital- License/Management fees forgiveness					478,682			478,682

Declared Dividends	-	-	-	-	(54,800)	-		(54,800)

Realized loss on equity investment	-	-	-	-	-	140,000	-	140,000

Net loss	-	-	-	-	-	-	(854,877)	(854,877)

Balance at December 31, 2010	274,000	$274	22,731,503	$22,732	$1,165,681	$-	$(1,712,193)	$(523,506)

The accompanying notes are an integral part of these financial statements.

 PrismOne Group, Inc.
Statements of Cash Flows
Years ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(854,877)	$(494,413)
Adjustments to reconcile net loss to
net cash used for operating activities:
Depreciation	33,547	9,415
Donated Services	478,682	-
Shares issued for services	-	49,468
Loss on investment	173,000	-
Gain on settlement	-	(51,000)
Changes in operating assets and liabilities
Change in accounts receivable	21,756	(148,243)
Change in prepaid expenses	-	10,000
Change in deferred revenue	11,190	-
Change in accounts payable and accrued expenses	50,447	352,843
Net cash used for operating activities	(86,256)	(271,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(80,599)	(20,372)
Net cash used for operating activities	(80,599)	(20,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	(5,445)	9,720
Payments for capital lease obligation	(17,500)	(8,746)
Proceeds from notes payable related party	207,575	200,000
Payments for notes payable related party	(18,829)	-
Proceeds net of repayments of due to related party		36,189
Sale of common stock	-	532
Net cash provided by financing activities	165,801	237,695

NET INCREASE (DECREASE) IN CASH	(1,054)	(54,607)

CASH AT BEGINNING OF PERIOD	1,077	55,684

CASH AT END OF PERIOD	23	1,077

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	7,093	-
Income Taxes	-	-

NON CASH
Stock received for investment in Blue Earth	35,000	-
Return of assets held for sale, net of purchase	66,809	-
Unrealized loss on Investment	-	140,000
Dividends Payable	54,800	30,000
Debt Forgiveness by shareholder	225,837	-
Non cash acquisition of equipment held for sale	-	(73,317)
Value of debt settled as part of recapitalization	-	175,468

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc.
Notes to Financial Statements

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
PrismOne Group, Inc., a Nevada corporation, is in the business of developing ideas into practical solutions that apply non-traditional thinking, process review and technology to real world challenges.

Over the past five years, we have taken that approach and developed relevant solutions that address the current challenges in the market.  We address the challenge, conceptualize a solution, develop a prototype, and operate the solution to gain real-world insight and feedback prior to marketing to potential clients. Core to any solution is the focus to enable and support our client’s business sustainability efforts to enhance overall operational efficiencies and corporate social responsibility initiatives by deploying technologies and processes to reduce their environmental and energy impact via verifiable and documented means. We currently provide consulting, design, procurement, installation, integration, support and management services related to our Solutions & Services, and are continually refining our Service offerings through research and assessments. The Company has two office locations in Central Florida.

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

•	Following the closing of the reverse merger, the former president and CEO of Bright Screens, Mr. Carl Wimmer, canceled and returned all 50,000,000 shares of his shares of Bright Screens common stock.

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

PrismOne Group, Inc.
Notes to Financial Statements

Going Concern
Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of December 31, 2010 we had an accumulated deficit of $1,712,193 and a working capital deficit of $644,973. This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Reclassification
Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of December 31, 2010 and 2009, there are no cash equivalents.

Accounts receivable
Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for doubtful accounts
The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables.  The allowance for doubtful accounts is based on specific identification of certain receivables that are at risk of not being paid.

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

PrismOne Group, Inc.
Notes to Financial Statements

Capital Leases
Management evaluates each lease and leases of property and equipment in which the Company, as lessee, has substantially all the risks and rewards of ownership are classified as capital leases in accordance with current accounting guidelines.  Capital leases are capitalized at the lease’s inception at the fair value of the leased property or, if lower, the present value of the minimum lease payments.  The corresponding rental obligations, net of interest charges, are included in the borrowings.  Each lease payment is allocated between the liability and the interest charge.  The interest cost is charged to profit and loss over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.  Property and equipment acquired under capital leases is depreciated over the asset’s useful life or over the short of the asset’s useful life and the lease term if there is no reasonable certainty that the Company will obtain ownership at the end of the lease term.

Leases in which a significant portion of the risks and rewards of ownership are not transferred to the Group as lessee are classified as operating leases.  Payments made under operating leases are charged to profit or loss on strain-line basis over the period of the lease.

Revenue Recognition
The Company recognizes revenue for Quartz installation services related to the initial setup of hardware and communications systems upon completion of the installation and acceptance by the customer.

The Company revenues related to Quartz services (voice, data, and communications services) are billed at the beginning of each month for the devices and services delivered and recognized in accordance with current accounting guidance. If a customer adds lines/services, the following month, invoices are adjusted. All long distance is passed to each customer in the following month after service.

The Company revenue for Quartz IT Support services are billed at the beginning of each month for the services provided and recognized in accordance with current accounting guidance. If a customer engages the Company for services out-of-scope, invoices are adjusted the following month.

The Company recognizes revenue for Emerald and is billed to the client once a waste diversion cycle is completed at the customer’s location(s).

Deferred Revenue
Amounts invoiced and collected in advance of product delivery or providing services are recorded as deferred revenue. The Company recognizes revenue for Emerald and is billed to the client once a waste diversion cycle is completed at the customer’s location(s).

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

Comprehensive Loss Policy
The Company classifies securities available for sale as current assets.  Trading and available-for-sale securities are recorded at fair value and unrealized gains and losses are included in accumulated other comprehensive income (loss).  When securities available for sale are sold, the accumulated fair value adjustment recognized in other comprehensive income is reclassified to profit or loss.

PrismOne Group, Inc.
Notes to Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments which include cash, accounts receivable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The carrying value of note payable to stockholder approximates its fair value because the interest rates associated with the instrument approximates current interest rates charged on similar current borrowings.  The Company’s common stock receivable at December 31, 2009 is a Level 1 asset as defined above and its fair value is determined based on the underlying quoted market price of the shares receivable.  The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

PrismOne Group, Inc.
Notes to Financial Statements

Financial Instruments (continued)
The following table presents assets that are measured and recognized at fair value on a recurring basis as of December 31, 2010:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment- common stock	$2,000	$-	$-	$(33,000)

The following table presents assets that are measured and recognized at fair value on a recurring basis as of December 31, 2009:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Common stock receivable	$35,000	$-	$-	$(140,000)

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

PrismOne Group, Inc.
Notes to Financial Statements

Recent Accounting Pronouncements (continued)
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

PrismOne Group, Inc.
Notes to Financial Statements

Recent Accounting Pronouncements (continued)
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

PrismOne Group, Inc.
Notes to Financial Statements

NOTE 2 – ACCOUNTS RECEIVABLE

	2010	2009
Accounts receivable	$85,336	$93,397
Allowance for doubtful accounts	(65,769)	(52,074)
Accounts receivable, net	$19,567	$41,323

On July 10, 2009, the Company entered into a Termination Agreement with a customer Blue Earth Solutions, Inc. (“Blue Earth”).  The Company’s CEO, Samir Burshan, was a member of the Board of Directors of Blue Earth until he resigned on October 31, 2009 and a certain executive of Blue Earth was a member on the Board of Directors of the Company.  The Termination agreement served to settle all prior existing obligations for Work Order 004 between the two parties.  In exchange, Blue Earth agreed to pay the Company $75,000 in cash and to issue 500,000 shares of its common stock as settlement of all prior obligations owed to the Company.

Immediately prior to the date of the agreement, the Company was owed approximately $199,000 by Blue Earth for services provided during the year ended December 31, 2009.  Accordingly, upon execution of the termination agreement, the Company adjusted the receivable to reflect the settled amount of $250,000 consisting of $75,000 receivable in cash and $175,000 in common stock representing 500,000 shares valued based on the market price per share of $0.35 as of the date of the termination agreement.  The Company recorded a gain on settlement of $51,000 as of December 31, 2009.

As of December 31, 2009, accounts receivable after settlement referenced above was $46,672 (net of $40,000 allowance). This consists of $51,672 in cash receivable and $35,000 in value related to 500,000 shares of the Blue Earth common stock receivable (including the remaining $40,000 of the $75,000 cash portion of the above settlement).  As of December 31, 2010, the accounts receivable balance of $51,672 is fully reserved in allowance for doubtful accounts as the Company has not received any payments during the year ended.  However, the Company intends to recover the amounts owed through legal action as Blue Earth has failed to pay the Company in accordance with the Termination agreement.

NOTE 3 – INVESTMENTS
On July 10, 2009, the Company entered into a Termination Agreement with a customer Blue Earth Solutions, Inc. (“Blue Earth”).  The Company’s CEO, Samir Burshan, was a member of the Board of Directors of Blue Earth until he resigned on October 31, 2009 and a certain executive of Blue Earth was a member on the Board of Directors of the Company.  The Termination agreement served to settle all prior existing obligations for Work Order 004 between the two parties.  In exchange, Blue Earth agreed to pay the Company $75,000 in cash and to issue 500,000 shares of its common stock as settlement of all prior obligations owed to the Company.  The investment of 500,000 shares in Blue Earth totaled $175,000 based on the market price per share of $0.35 as of the date of the termination agreement.

As of December 31, 2009 the fair value of the Blue Earth common stock had declined to $0.07 per share.  Accordingly, the Company reduced the amount of the common stock receivable to $35,000 and recorded an unrealized loss shown in other comprehensive income of $140,000 for the year ended December 31, 2009.

As of December 31, 2010 the fair value of the Blue Earth common stock had declined to $0.004 per share.  Accordingly, the Company reduced the amount of the investment to $2,000.  The loss was realized and classified as Other Expenses due to the Company’s determination that the devaluation of the shares was “other than temporary.”

PrismOne Group, Inc.
Notes to Financial Statements

NOTE 4 – FIXED ASSETS

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Furniture & equipment	$184,425	$82,708
Accumulated depreciation	(42,962)	(9,415)
Fixed assets, net	$141,463	$73,293

Property under capital leases and the related obligation for future lease payments are recorded at an amount equal to the initial present value of those lease payments.  Properties under capital leases are amortized on the straight-line method over the life of the lease, or over their estimated service lives.  Maintenance and repairs are expensed as they occur.   Upon disposition, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is reflected in current operations.

Depreciation expense for the years ended December 31, 2010 and 2009 was $33,547 and $9,415, respectively.

NOTE 5 – EQUIPMENT HELD FOR SALE
As of December 31, 2009, Prism One had in its possession equipment held for sale for total value of $73,317. This pertains to equipment initially purchased to satisfy Blue Earth Solution Work Order that was conditionally cancelled upon receipt of full payment and stock per the Cancellation Agreement (See note 5 Related Party Transaction for further information). As of December 31, 2010, the Company has returned the equipment and has met all its obligations to the vendor. The Company did retain a portion of the equipment totaling $6,507, which is included in furniture and equipment, and paid the supplier for the purchase.

	2010	2009
Equipment	$-	$73,317
Accumulated depreciation	-	-
Fixed assets, net	$-	$73,317

PrismOne Group, Inc.
Notes to Financial Statements

NOTE 6 –  RELATED PARTY TRANSACTIONS

Note Payable from Shareholder and Due to Shareholder
On May 22, 2009, the Company’s CEO and majority stockholder loaned the Company $200,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $9,775 of related party interest expense during the year ended December 31, 2009.  As of December 31, 2010, the Company obtained a forgiveness letter for the entire principal amount of $200,000 plus accrued interest of $25,837.  The gain on debt forgiveness of $225,837 was recorded in Additional Paid-In-Capital.

On July 20, 2010, Jamie Zweifel, a Company Director and stockholder loaned the Company $50,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $1,833 of related party interest expense during the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, $51,833 and $0, respectively was due Mr. Zweifel.

On occasion, an entity wholly owned by the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $705 of related party interest expense during the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, $19,298 and $0, respectively, was due to Burshan LLC respectively.

On occasion, the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $8,880 and $5,742 of related party interest expense during the year ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and December 31, 2009, $67,325 and $24,775, respectively, was due to the CEO respectively.

On occasion, an entity wholly owned by the Company CEO’s spouse loaned the Company funds.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  The Company recorded $3,070 of related party interest expense during the year ended December 31, 2010. As of December 31, 2010 and December 31, 2009, $83,810 and $0, respectively, was due to Kaleida Ventures LLC.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  On January 1, 2009 the license fees were reduced from $10,000 to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and for the years ended December 31, 2010 and 2009 were $120,000 and $110,000, respectively.

As of December 31, 2010, the license fees owed of $113,545 were waived by Burshan, LLC. Thus, the amount forgiven was recorded in additional paid in capital and included in contributed capital amount of $478,682 on the statement of stockholders’ deficit.  Additionally, effective December 31, 2010, all License Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. On January 1, 2013, the agreements will return to be in force unless a decision to do otherwise is made.

PrismOne Group, Inc.
Notes to Financial Statements

Management Agreements
The Company leases furnished office space as well as computer equipment, networking gear and communications equipment in the form of a management agreement with Burshan LLC. On January 1, 2009 the Management agreement was revised to reduce the monthly payment to $10,500 per month from $15,500 for the existing location.  In addition, on March 1, 2009, the Company entered into a second management agreement with Burshan LLC in which it leased a second fully furnished and equipped location for $21,000 per month.  The agreements are for a period of 10 years with rolling renewals for 5 years.  Management fees to related party are recorded as operating expenses and for the years ended December 31, 2010 and 2009 were $378,000 and $336,000, respectively.

As of December 31, 2010, the management fees owed of $365,137 were waived by Burshan LLC.  Thus, amount forgiven was recorded in additional paid in capital and included in contributed capital amount of $478,682 on the statement of stockholders’ deficit.  Additionally, effective December 31, 2010, all Management Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. On January 1, 2013, the agreements will return to be in force unless a decision to do otherwise is made.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Preferred Stock- Series A
The Company has authorized 10,000,000 shares of $0.00 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of December 31, 2010 and 2009.

In connection with the reverse merger as discussed in Note 1, the Company issued 274,000 shares of Series A Preferred Stock.  The holders of the preferred stock are entitled to dividends at the rate of 6.5% (the Dividend Rate) calculated annually in December in arrears, when and as if declared by the Board of Directors.  The Dividend Rate shall not exceed 1% of gross revenue but cannot less than 2% of the Stated Value of the Series A Preferred Stock.   The Stated Value is defined as $10.00 per outstanding share of Series A Preferred Stock.  Dividends declared although remaining unpaid as of December 31, 2010 were as follows:

Year	Amount
2010	$54,800
2009	30,000
Total	$84,800

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

PrismOne Group, Inc.
Notes to Financial Statements

Common Stock
The authorized common stock is 90,000,000 shares at no par value.  As of December 31, 2010 and 2009, the Company had 22,731,503 shares of common stock issued and outstanding.

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

Additional Paid in Capital
License fees owed in the amount of $365,137 and $136,500 as of December 31, 2010 and 2009, respectively, were waived and were recorded as additional paid in capital.

Management fees owed in the amount of $113,545 and $177,000 as of December 31, 2010 and 2009, respectively, were waived and were recorded as additional paid in capital.

During the year ended December 31, 2010, the Company declared dividends of $54,800 compared to $30,000 declared for the year ended December 31, 2009.

NOTE 8 – CONCENTRATIONS

In early October 2009, the Company lost one of its major customers as a result of the customer no longer requiring the Company’s services.  The customer accounted for approximately $620,143 and approximately 45% of total revenues for the year ended December 31, 2009. Consequently the twelve month period ended December 31, 2010 does not include revenue from this customer or any period thereafter.

As of December 31, 2010, there were three significant customers who account for 11%, 18% and 32% of the total sales for the year ended December 31, 2010.

As of December 31, 2010 there were two significant customers who account for 72% and 12% of the total accounts receivable for the year ended December 31, 2010.

PrismOne Group, Inc.
Notes to Financial Statements

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Capital Leases
The Company entered into a capital lease for equipment on September 2, 2009.  The lease term is 36 months with monthly installments of $1,690 and an interest rate of 17.90%.  In addition, the Company entered into a capital lease for equipment on February 18, 2010. The lease term is 36 months with monthly installments of $670 and an interest rate of 8%. As the Company assumed the risks and rewards of ownership on the property acquired through the leases, it was determined that the lease could be capitalized at the fair value of the leased property.

Future minimum lease payments (principal and interest) as of December 31, 2010 were:

Year Payable	Amount
2011	$38,142
2012	21,562
2013	670
Total	$60,374

Operating Leases
The Company currently leases two locations from a related party.  Each lease is for a period of ten years with rolling renewals for a period of five years each.  Future minimum lease payments as of December 31, 2010 were:

Year Payable	Location 1	Location 2	Total
2011	$252,000	$126,000	$378,000
2012	252,000	126,000	378,000
2013	252,000	126,000	378,000
2014	252,000	126,000	378,000
2015	252,000	126,000	378,000
Total	$1,260,000	$630,000	$1,890,000

The Company is also obligated under a License Agreement to a related party for the Core License for the technology and Intellectual Property located at each leased location.  Future minimum lease payments as of December 31, 2010 were:

Year Payable	Location 1	Location 2	Total
2011	$60,000	$60,000	$120,000
2012	60,000	60,000	120,000
2013	60,000	60,000	120,000
2014	60,000	60,000	120,000
2015	60,000	60,000	120,000
Total	$300,000	$300,000	$600,000

Legal Matters
The Company is not currently involved in any litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

PrismOne Group, Inc.
Notes to Financial Statements

NOTE 10 – INCOME TAXES

At December 31, 2010 and 2009, the Company had a federal operating loss carry forwards of $1,026,964 and $857,316, which begins to expire in 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$359,437	$300,060
Total deferred tax assets	359,437	300,060
Less: Valuation allowance	(359,437)	(300,060))
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $359,437 and $300,060, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2010 and 2009 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2010 and 2009:

	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated and noted no subsequent events through the date the financial statements were issued.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On March 22, 2011, our Board of Directors dismissed Dejoya Griffith & Co., LLC as our independent registered public accounting firm and approved the engagement of the accounting firm of M&K CPAS, PLLC as our new independent registered public accounting firm. None of the reports of Dejoya Griffith & Co., LLC on our financial statements for either of the past two years or any subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the audited financial statements contained in our Form 10-K for the fiscal year ended December 31, 2009 included a going concern qualification in our audited financial statements.

During our two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Dejoya Griffith & Co., LLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Dejoya Griffith & Co., LLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

During the two most recent fiscal years and the interim periods preceding the engagement of M&K CPAS, PLLC, we have not consulted M&K CPAS, PLLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended December 31, 2010, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2010, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
As of December 31, 2010, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of December 31, 2010, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Accountant’s Internal Control Attestation

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Corrective Action

The Company will work to explore and consider the options available to us to remediate the material weaknesses in our internal control over financial reporting and the ineffectiveness of our ICFR and disclosure controls and procedures.

Item 9B.  Other Information

On April 15, 2011, the board of directors appointed Douglas Vaught to serve as our Chief Operating Officer and a member of our board of directors.  Mr. Vaught is the husband of our Stefanie Vaught, a member of our Board of Directors.

We do not have any employment agreements or other written compensation arrangements with Mr. Vaught.  Mr. Vaught’s business experience is described in Item 10 of this Annual Report, below. Except as set forth below, our newly-appointed COO and director has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years:

1.
Mr. Vaught, wife, Stefanie Vaught (who is also a member of our board of directors) currently serves as the CFO and Vice-President of Finance for VillaDirect Management, located in Celebration, Florida.  PrismOne Group, Inc. currently provides IT management services, including communications and internet services, to Villa Direct Management and has so for approximately 16 months.

Unregistered Sales of Equity Securities

None.

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

Name	Age	Position Held with the Company
Samir K. Burshan	46	Chief Executive Officer, President, Chief Financial Officer, Director
Roger Wilbert	41	Chief Technology Officer
Lori Jensen Burshan	47	Secretary, Director, VP of Marketing
James E. Zweifel	49	Director
Douglas Vaught	52	Chief Operating Officer, Director
Stefanie Vaught	52	Director

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

Douglas Vaught – Douglas Vaught has been serving at PrismOne since mid 2010 and was appointed as our Chief Operating Officer and a member of the Board of Directors on April 15, 2010. He joined the PrismOne team to further develop the company’s sustainability efforts.  Mr. Vaught brings a strong background in the sustainability and recycling industry to the company. Along with an operations and multi-faceted construction background. He was formerly certified as a State of Ohio Plumbing inspector. He has served on various committees and boards, the American Society of Plumbing Engineers code review (1982-1984), American Society of Sanitary Engineers Plumbing design review (1983-1986), Municipality of Avon Building code committee, North East Ohio Mechanical Contractors Association Education and growth Committee (1990-1995), former director of BESN (2009), and presently the president of the Stoneybrook West HOA  (2006 to present). Presently Mr. Vaught carries Florida General Contractors license CGC1512020 (2006 to present), Florida Plumbing Contractor license CFC1427545 (2007 to present), and Florida HVAC Contractor license CAC1815667 (2007 to present). In addition he has attended the Construction Estimating institute (2006), Fields school of Management (1982), and various code and safety seminars over the years.

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

Stefanie Vaught – Stefanie Vaught has been a member of our Board of Directors since August 12, 2010.  Mrs. Vaught has had many years of experience in the metal recycling industry in addition to five years of experience in the hospitality industry.  Currently (since 2005) she has been employed as the CFO and Vice-President of Finance for VillaDirect Management, Celebration, FL.  Prior to that (1999-2004), she was the Vice President of Finance and Corporate Treasurer for Metal Management, Inc., Chicago, IL  (formerly NASDAQ “MTLM”) while simultaneously holding the position of Chief Financial Officer for Metal Management Ohio, Inc., (a subsidiary of Metal Management, Inc.) located in Cleveland,OH from 1999 to 2003.  Prior to her position with Metal Management, from 1990 to 1999, she was Chief Financial Officer and Treasurer for Reserve Iron & Metal, L.P., Cleveland, OH, where she served as Controller from 1987 to 1990.  She currently also serves as the Chairman of the Board for the Stoneybrook West Community Development District.

Term of Office

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have five directors.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers, except that:

•	Samir Burshan and Lori Burshan, are husband and wife; and
•	Douglas Vaught and Stefanie Vaught are husband and wife.

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

Code of Ethics

As of December 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Samir K. Burshan CEO, President, CFO, and Director	2010 2009	113,750 149,423	0 0	0 0	0 0	0 0	0 0	0 0	113,750 149,423
Roger Wilbert CTO, VP Product Development	2010 2009	104,00 124,000	0 0	0 0	0 0	0 0	0 0	0 0	104,000 124,000
Lori J. Burshan Secretary, VP Marketing and Communications / Ext Relations, and Director	2010 2009	48,750 64,904	0 0	0 0	0 0	0 0	0 0	0 0	48,750 64,904
Douglas Vaught, Chief Operating Officer and Director	2010 2009	104,000 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	104,000 n/a

Narrative Disclosure to Summary Compensation Table

Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2010. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation.  There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2010.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Samir Burshan, CEO, President, Director	-	-	-	-	-	-	-	-	-
Roger Wilbert, CTO, VP Product Development	-	-	-	-	-	-	-	-	-
Lori Burshan, VP Marketing and Communications / Ext Relations	-	-	-	-	-	-	-	-	-
Douglas Vaught, Chief Operating Officer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Samir Burshan	-	-	-	-	-	-	-
Lori Burshan	-	-	-	-	-	-	-
Douglas Vaught	-	-	-	-	-	-	-
James Zweifel	-	-	-	-	-	-	-
Stefanie Vaught	-	-	-	-	-	-	-
David Sylvester, former director	-	-	-	-	-	-	-

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 22,731,503 shares of common stock issued and outstanding as of April 15, 2011 and on 274,000 Shares of Series A Preferred Stock issued and outstanding as of April 15, 2011.

Name and Address of Beneficial Owners	Title of Class	Amount and Nature of Beneficial Ownership1	% of Class6
Samir K. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	25,208,000 Shares2	55.45%
Lori J. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	548,000 Shares3	1.21%
James E. Zweifel 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	1,096,000 Shares4	2.41%
Roger Wilbert 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	42,000 Shares	0.18%
Douglas Vaught 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	91,350 Shares	0.40%
Stefanie Vaught 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Common	0	0%
Samir K. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Series A Preferred	252,080 Shares5	92.0%
Lori J. Burshan 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Series A Preferred	5,480 Shares	2.0%
James E. Zweifel 146 W. Plant Str., Suite 300 Winter Garden, FL 34787	Series A Preferred	10,960 Shares	4.0%
DIRECTORS AND OFFICERS – TOTAL
	Common	26,985,350 Shares	59.65%
	Series A Preferred	268,520 Shares	98.00%
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

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$11,500	$2,000	$0	$0
2009	$35,000	$0	$0	$0

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
Samir K. Burshan President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
May 13, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Samir K. Burshan
Samir K. Burshan, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
May 13, 2010

By:	/s/ Lori Jensen Burshan
Lori Jensen Burshan, Vice President of Marketing, Director
May 13, 2010

By:	/s/ Douglas Vaught
Douglas Vaught, Chief Operating Officer, Director
May 13, 2010

By:	/s/ Stefanie Vaught
Stefanie Vaught, Director
May 13, 2010