Form 10-Q
period 2011-03-31
PrismOne Group, Inc.
filed 2011-05-23
CIK 1420216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
[ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of May 20, 2011.

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

Item 1.     Financial Statements

PrismOne Group, Inc
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
CURRENT ASSETS	(Unaudited)

Cash	$1,311	$23
Accounts receivable, net of allowance for doubtful accounts of $65,432 and $65,769 as of March 31, 2011 and December 31, 2010, respectively	37,597	19,567
Investment in equity securities	2,000	2,000
Total current assets	40,908	21,590

Equipment, net of accumulated depreciation of $51,676 and $42,962 as of March 31, 2011 and December 31, 2010, respectively	176,944	141,463
Total long term assets	176,944	141,463

TOTAL ASSETS	$217,852	$163,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$40,147	$4,275
Accounts payable and accrued expenses	346,364	327,816
Capital lease - current portion	35,500	30,705
Preferred dividends accrued - related party	98,311	84,800
Deferred revenue	22,970	11,190
Current note payable- related party	257,766	207,778
Total current liabilities	801,058	666,563

Capital lease, net of current portion	13,436	19,996
Total long term liabilities	13,436	19,996

TOTAL LIABILITIES	814,494	686,559

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000 as of March 31, 2011 and December 31, 2010	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503 as of March 31, 2011 and December 31, 2010	22,732	22,732
Additional paid in capital	1,276,670	1,165,681
Accumulated deficit	(1,896,318)	(1,712,193)

Total stockholders' deficit	(596,642)	(523,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$217,852	$163,053

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

REVENUES	$135,859	$109,177

COST OF GOODS SOLD	48,179	34,389

GROSS PROFIT	87,680	74,788

OPERATING EXPENSES

General and administrative	23,194	12,668
Professional fees	13,435	-
Management fees -related party	94,500	47,250
Payroll expenses	93,423	95,230
Licenses and permits -related party	30,000	30,883

Total Operating Expenses	254,552	186,031

INCOME (LOSS) FROM OPERATIONS	(166,872)	(111,243)

OTHER EXPENSES

Interest expense	(17,253)	(7,868)

Total Other Expenses	(17,253)	(7,868)

NET INCOME(LOSS)	$(184,125)	$(119,111)

Comprehensive loss:
Unrealized loss in equity securities held	-	(15,000)
Total comprehensive loss	$(184,125)	$(134,111)

Net loss per common share:
Basic and Fully Diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding:
Basic and Fully Diluted	22,731,503	22,731,503

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Stockholders Deficit
Three Months Ended March 31, 2011 and the year ended December 31, 2010
(Unaudited)

						Accumulated
			$0.001 Par value			Other	Retained	Total
	Series A Preferred Stock		Common Stock		Additional	Comprehensive	Earnings	Stockholders
	Shares	Amount	Shares	Amount	Paid-In-Capital	Income	(Deficit)	Deficit
Balance at December 31, 2009	274,000	$274	22,731,503	$22,732	$515,962	$(140,000)	$(857,316)	$(458,348)

Contributed capital - debt forgiveness	-	-	-	-	225,837	-	-	225,837

Contributed capital - license/management fees forgiveness	-	-	-	-	478,682	-	-	478,682

Declared Dividends	-	-	-	-	(54,800)	-		(54,800)

Realized loss on equity investment	-	-	-	-	-	140,000	-	140,000

Net loss	-	-	-	-	-	-	(854,877)	(854,877)

Balance at December 31, 2010 (audited)	274,000	$274	22,731,503	$22,732	$1,165,681	$-	$(1,712,193)	$(523,506)

Contributed capital - license/management fees forgiveness	-	-	-	-	124,500	-	-	124,500

Declared Dividends	-	-	-	-	(13,511)	-		(13,511)

Net loss	-	-	-	-	-	-	(184,125)	(184,125)

Balance at March 31, 2011 (unaudited)	$274,000	$274	$22,731,503	$22,732	$1,276,670	$-	$(1,896,318)	$(596,642)

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	3/31/2011	3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(184,125)	$(119,111)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	8,715	5,467
Donated services	124,500	-
Changes in operating assets and liabilities
Change in accounts receivable	(18,030)	5,006
Change in accounts receivable - related party	-	(4,747)
Change in deferred revenue	11,780	-
Change in accounts payable and accrued expenses	18,548	94,823

Net cash used by operating activities	(38,612)	(18,562)

CASH FLOWS FROM INVESTING ACTIVITIES

Capitalized salaries for software development	(44,196)	-
Net cash used by operating activities	(44,196)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	35,872	(4,172)
Payments for capital lease obligation	(1,764)	(4,893)
Proceeds from notes payable related party	71,339	30,575
Payments for notes payable related party	(21,351)	-

Net cash provided by financing activities	84,096	21,510

NET INCREASE (DECREASE) IN CASH	1,288	2,948

CASH AT BEGINNING OF PERIOD	23	1,077

CASH AT END OF PERIOD	1,311	4,025

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	1,128	564
Income Taxes	-	-

NON CASH

Unrealized loss on equitites held	-	(15,000)
Dividends Payable	13,511	-

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc
Notes to Unaudited Financial Statements

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

Presentation of Interim Information
The financial information at March 31, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the three months ended March 31, 2011 may not be indicative of results for the year ending December 31, 2011 or any future periods.

Going Concern
Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As of March 31, 2011 we had an accumulated deficit of $ 1,896,318 and a working capital deficit of $760,150. This raises substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing.  Should our revenues be less than anticipated or our expenses be greater than anticipated, then we may need to business capital through the use of private equity fundraising or stockholder loans.  We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  Similarly, there can be no assurance that we will be able to generate sufficient revenue to cover the costs of our business operations.

Reclassification
Certain reclassifications have been made to the three months ended March 31, 2010 financial statements to conform to the three months ended March 31, 2011 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of March 31, 2011 and December 31, 2010, there are no cash equivalents.

Accounts receivable
Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for doubtful accounts
The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables.  The allowance for doubtful accounts is based on specific identification of certain receivables that are at risk of not being paid. The allowance for doubtful accounts was $65,432 and $65,769 as of March 31, 2011 and December 31, 2010, respectively.

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

Leases in which a significant portion of the risks and rewards of ownership are not transferred to the Company as lessee are classified as operating leases.  Payments made under operating leases are charged to profit or loss on strain-line basis over the period of the lease.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The following table presents assets that are measured and recognized at fair value on a recurring basis as of   March 31, 2011:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment- common stock	$2,000	$-	$-	$-

The following table presents assets that are measured and recognized at fair value on a recurring basis as of December 31, 2010:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment- common stock	$2,000	$-	$-	$(33,000)

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

NOTE 2 – ACCOUNTS RECEIVABLE

	March 31, 2011	December 31, 2010
Accounts receivable	103,029	85,336
Allowance for doubtful accounts	(65,432)	(65,769)
Accounts receivable, net	37,597	19,567

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Furniture & equipment	228,620	184,425

Accumulated depreciation	(51,676))	(42,962)
Fixed assets, net	$176,944	$141,463

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

Depreciation expense for the quarter ended March 31, 2011 and March 31, 2010 was $8,715 and $5,467, respectively.

NOTE 4 –  INVESTMENTS

As of December 31, 2010 the fair value of the Blue Earth common stock had declined to $0.004 per share. Accordingly, the Company reduced the amount of the investment to $2,000. The loss was realized and classified as Other Expenses due to the Company’s determination that the devaluation of the shares was “other than temporary.”  As of March 31, 2011 the Blue Earth common stock maintained a market value per share of $0.004. Therefore, no gain or loss was realized for the three months ended March 31, 2011.

NOTE 5 –   RELATED PARTY TRANSACTIONS

Note Payable from Shareholder and Due to Shareholder
On July 20, 2010, Jamie Zweifel, a Company Director and stockholder loaned the Company $50,000.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of March 31, 2011 and December 31, 2010, $52,833 and $51,833, respectively was due Mr. Zweifel.

On occasion, an entity wholly owned by the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  As of March 31, 2011 and December 31, 2010 $19,670 and $19,298, respectively, was due to Burshan LLC.

On occasion, the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  As of March 31, 2011 and December 31, 2010 $93,983 and $67,325, respectively, was due to the CEO.

On occasion, an entity wholly owned by the Company CEO’s spouse loaned the Company funds.  The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum.  As of March 31, 2011 and December 31, 2010, $110,382 and $83,810, respectively, was due to Kaleida Ventures LLC.

Interest expenses for the period ended March 31, 2011 and March 31, 2010 was $4,615 and $3,946, respectively.

License Agreements
The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan.  On January 1, 2009 the license fees were reduced from $10,000 to $5,000 per month at the existing location.  A second location was added effective March 1, 2009 at an additional $5,000 per month.  The terms of both agreements are 10 years with a 5 year rolling renewal.  Related party license fees are recorded as operating expenses and for the quarter and year ended March 31, 2011 and 2010 $30,000.

As of March 31, 2011 and 2010, the license fees owed were waived by Burshan, LLC. Thus, the Company recorded the amount forgiven as additional paid in capital. Additionally, effective December 31, 2010, all License Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. Accordingly, all fees are recorded and the amount forgiven is and will be treated as additional paid in capital.  On January 1, 2013, the agreements will return to be in force unless a decision to do otherwise is made.

Management Agreements
The Company leases furnished office space as well as computer equipment, networking gear and communications equipment in the form of a management agreement with Burshan LLC for $31,500 per month. The agreements are for a period of 10 years with rolling renewals for 5 years.  Management fees to related party are recorded as operating expenses and for the quarter and year ended March 31, 2011 and 2010 were $94,500 and $47,250 respectively.

As of December 31, 2010, the management fees owed were waived by Burshan LLC.  Thus, the Company recorded the amount forgiven as additional paid in capital. Additionally, effective December 31, 2010, all Management Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. Accordingly, all fees are recorded and the amount forgiven is and will be treated as additional paid in capital. On January 1, 2013, the agreements will return to be in force unless a decision to do otherwise is made.

NOTE 6 -  STOCKHOLDERS’ DEFICIT

Preferred Stock- Series A
The Company has authorized 10,000,000 shares of $0.00 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of March 31, 2011 and December 31, 2010.

The holders of the preferred stock are entitled to dividends at the rate of 6.5% (the Dividend Rate) calculated annually in December in arrears, when and as if declared by the Board of Directors. The Dividend Rate shall not exceed 1% of gross revenue but cannot less than 2% of the Stated Value of the Series A Preferred Stock. The Stated Value is defined as $10.00 per outstanding share of Series A Preferred Stock. Dividends declared although remaining unpaid as of March 31, 2011 were as follows:

Year	Amount
2011	$13,511
2010	54,800
2009	30,000
Total	$98,311

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

Common Stock
The authorized common stock is 90,000,000 shares at no par value.  As of March 31, 2011 and December 31, 2010, the Company had 22,731,503 shares of common stock issued and outstanding.

Additional Paid in Capital

License fees owed in the amount of $30,000 and $113,545 as of March 31, 2011 and December 31, 2010, respectively, were waived and were recorded as additional paid in capital.

Management fees owed in the amount of $94,500 and $365,137 as of March 31, 2011 and December 31, 2010, respectively, were waived and were recorded as additional paid in capital.

NOTE 7 – CONCENTRATIONS

As of March 31, 2011, there were three significant customers who account of 11%, 19% and 38% of the total sales for the quarter ended March 31, 2011. As of December 31, 2010, there were three significant customers who account for 11%, 18% and 32% of the total sales for the year ended December 31, 2010.

As of March 31, 2011, there were two significant customers who account for 74% and 13% of the total accounts receivable for the quarter ended March 31, 2011.  As of December 31, 2010 there were two significant customers who account for 72% and 12% of the total accounts receivable for the year ended December 31, 2010.

NOTE 8 –  COMMITMENTS AND CONTINGENCIES

Capital Leases
The Company entered into a capital lease for equipment on September 2, 2009.  The lease term is 36 months with monthly installments of $1,690 and an interest rate of 17.90%.  In addition, the Company entered into a capital lease for equipment on February 18, 2010. The lease term is 36 months with monthly installments of $670 and an interest rate of 8%.

Future minimum lease payments (principal and interest) as of March 31, 2011 were:

Amount
Year 1	$43,212
Year 2	15,152
Total	58,364

Operating Leases
The Company currently leases two locations from a related party.  Each lease is for a period of ten years with rolling renewals for a period of five years each.  Future minimum lease payments as of March 31, 2011 were:

	Location 1	Location 2	Total
Year 1	252,000	126,000	378,000
Year 2	252,000	126,000	378,000
Year 3	252,000	126,000	378,000
Year 4	252,000	126,000	378,000
Year 5	252,000	126,000	378,000
Total	$1,260,000	$630,000	$1,890,000

The Company is also obligated under a License Agreement to a related party for the Core License for the technology and Intellectual Property located at each leased location.  Future minimum lease payments as of March 31, 2011 were:

	Location 1	Location 2	Total
Year 1	60,000	60,000	120,000
Year 2	60,000	60,000	120,000
Year 3	60,000	60,000	120,000
Year 4	60,000	60,000	120,000
Year 5	60,000	60,000	120,000
Total	$285,000	$285,000	$570,000

Legal Matters
The Company is not currently involved in any litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 9 – INCOME TAXES

At March 31, 2011 and December 31, 2010, the Company had a federal operating loss carry forwards of $1,896,318 and $1,026,964, which begins to expire in 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2011 and December 31, 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$377,256	$359,437
Total deferred tax assets	377,256	359,437
Less: Valuation allowance	(377,256)	(359,437)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2011 and December 31, 2010 was $377,256 and $356,781, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2011 and December 31, 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2011 and December 31, 2010:

	2011	2010
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 10 – SEGMENT INFORMATION

Description of Segments

The Company is principally organized by line of business.  While the CEO evaluates results in a number of different ways, the lines of business of the operation is the primary basis for which the allocations of resources and financial results are assessed.  The revenues are reported by the following two segments:

-
Business Infrastructure – marketed under the brand as PrismOne Quartz, is a managed technology service targeted to vertical market clients with either a high number of employees, multi-locations, or growth challenges.

-
Waste Diversion Management – a solution identified under the brand PrismOne Emerald (Enhanced Material Management and Electronic Reporting with Auditable Life-cycle Documentation), is a web-based Environmental Management System that tracks and certifies the volume of waste stream that is diverted from landfill for select clients.

The basis of segmentation is newly adapted in the financial statements dated March 31, 2011.  Prior to the quarter ended March 31, 2011, the business was not segmented.

Information about Reportable Segments

March 31, 2011	Business Infrastructure	Waste Diversion Management	Total
Total sales revenue	90,047	45,812	135,859
Other revenue/income	0	0	0
Total segment revenue	90,047	45,812	135,859

Segment EBIT	(168,754)	1,882	(166,872)
Interest expense			(17,253)
Income(loss) before taxes			(184,125)
Segment total assets	66,690	151,662	218,352
Segment total liabilities	769,776	31,207	800,983
Net liabilities	(703,086)	120,455	(582,631)

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

Results of Operations for the three months ended March 31, 2011 and March 31, 2010.

Income. We recorded $135,859 in total revenues for the three months ended March 31, 2011. Our cost of goods sold for the three months ended March 31, 2011 was $48,179, resulting in gross profit of $87,680.  By comparison, we recorded $109,177 in revenues for the three months ended March 31, 2010.  Our cost of goods sold for the three months ended March 31, 2010 were $34,389 resulting in gross profit of $74,788.

Operating and Other Expenses.  Operating expenses were $254,552 for the three months ended March 31, 2011, compared to $186,031 for the three months ended March 31, 2010. Our operating expenses for both quarters consisted of administrative expenses, payroll, management fees, and licenses and permits. During the three months ended March 31, 2011, we incurred other expenses in the form of interest expense in the amount of $17,253.  During the three months ended March 31, 2010, we experienced interest expense of $7,868.

Net Loss.  We recorded a loss of $184,125 for the three months ended March 31, 2011, compared to a net loss of $119,111 for the three months ended March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011, we had $40,908 in current assets and $801,058 in current liabilities, resulting in a working capital deficit of $760,150.

At present, we have only $1,311 in cash on hand. We anticipate that we will require approximately $500,000 in order to fully implement our business plan. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the three months ended March 31, 2011, we generated a net loss of $184,125, and ended the period with a working capital deficit of $760,150. These circumstances have raised a substantial doubt about our ability to continue as a going concern.  Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, our ability to extend payment of management and license fees payable to Burshan, LLC, a related party, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Deferred Revenue.  Amounts invoiced and collected in advance of product delivery or providing services are recorded as deferred revenue. The Company recognizes revenue for Emerald and is billed to the client once a waste diversion cycle is completed at the customer’s location(s).

Allowance for Uncollectable Accounts. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables.  The allowance for doubtful accounts is based on specific identification of certain receivables that are at risk of not being paid..

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

Item 4.  Controls and Procedures

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.
As of March 31, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of March 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of March 31, 2011, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of March 31, 2011.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

PrismOne Group, Inc.

Date:	May 23, 2011

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer, Chief Financial Officer and Director