Form 10-Q
period 2011-06-30
PrismOne Group, Inc.
filed 2011-08-22
CIK 1420216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-147835

PrismOne Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	80-0659092
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

146 W. Plant Street, Suite 300, Winter Garden, Florida 34787
(Address of principal executive offices)

321-292-1000
(Registrant’s telephone number)
______________________________________________________________
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

 [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of August 1, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PrismOne Group, Inc

Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)	(audited)
Cash	$4,046	$23
Accounts receivable, net net of allowance for doubtful accounts of $65,432 and $65,769 as of June 30, 2011 and December 31, 2010, respectively	52,823	19,567
Prepaid rent expense	6,097	-
Investment in equity securities	550	2,000
Total current assets	63,516	21,590

Fixed assets, net of accumulated depreciation of $60,391 and $42,962 as of June 30,2011 and December 31, 2010, respectively	168,229	141,463
Deposits, other	2,005	—
Total long term assets	170,234	141,463

TOTAL ASSETS	$233,750	$163,053

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	$—	$4,275
Accounts payable and accrued expenses	358,604	327,816
Capital lease - current portion	40,511	30,705
Preferred dividends accrued - related party	112,011	84,800
Deferred revenue	34,270	11,190
Due to related party	449,316	207,778
Total current liabilities	994,712	666,563

Capital lease	6,628	19,996
Total long term liabilities	6,628	19,996

TOTAL LIABILITIES	1,001,340	686,559

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000 as of June 30, 2011 and December 31, 2010	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503 as of June 30, 2011 and December 31, 2010	22,732	22,732
Additional paid in capital	1,262,970	1,165,681
Accumulated other comprehensive loss	—	—
Accumulated deficit	(2,053,566)	(1,712,193)

Total stockholders' deficit	(767,590)	(523,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$233,750	$163,053

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc

STATEMENTS OF OPERATION

(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$141,337	$121,452	$277,196	$230,629

COST OF GOODS SOLD	50,980	48,634	99,159	83,023

GROSS PROFIT	90,357	72,818	178,037	147,606

OPERATING EXPENSES

General and administrative	69,763	56,790	92,956	69,457
Professional fees	36,183	—	49,618	—
Management fees -related party	—	47,250	94,500	94,500
Payroll expenses	125,865	82,165	219,289	177,395
Licenses and permits -related party	—	30,000	30,000	60,883

Total Operating Expenses	231,811	216,205	486,363	402,235

INCOME (LOSS) FROM OPERATIONS	(141,454)	(143,387)	(308,326)	(254,629)

OTHER EXPENSES

Interest expense	(14,344)	(7,684)	(31,597)	(15,552)
Realized Loss on investment	(1,450)	—	(1,450)	—

Total Other Expenses	(15,794)	(7,684)	(33,047)	(15,552)

NET INCOME(LOSS)	$(157,248)	$(151,071)	$(341,373)	$(270,181)

Comprehensive loss:
Unrealized loss in equity securities held	—	(6,450)	—	(21,450)
Total comprehensive loss	$(157,248)	$(157,521)	$(341,373)	$(291,631)

Net loss per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding:
Basic	22,731,503	22,731,503	22,731,503	22,731,503

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc

STATEMENTS OF CASH FLOW

 (unaudited)

	Six months ended	Six months ended
	6/30/2011	6/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(341,373)	$(270,181)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	17,430	10,933
Donated services	124,500	—
Realized loss on investment	1,450	—
Changes in operating assets and liabilities
Change in accounts receivable	(33,254)	495
Change in accounts receivable - related party	—	(8,799)
Change in prepaid expenses	(6,097)	—
Change in other assets	(2,005)	—
Change in deferred revenue	23,080	—
Change in accounts payable and accrued expenses	30,788	186,110

Net cash used by operating activities	(185,483)	(81,442)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment	(44,196)	(6,508)
Net cash used by operating activities	(44,196)	(6,508)

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	(4,275)	(9,216)
Payments for capital lease obligation	(3,561)	(9,785)
Proceeds from notes payable related party	262,889	—
Payments for notes payable related party	(21,351)	—
Proceeds net of repayments of due to related party	—	108,185

Net cash provided by financing activities	233,702	89,184

NET INCREASE (DECREASE) IN CASH	4,023	1,234

CASH AT BEGINNING OF PERIOD	23	1,077

CASH AT END OF PERIOD	4,046	2,311

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	1,128	1,128
Income Taxes	—	—

NON CASH

Unrealized loss on equities held	—	(15,000)
Dividends payable	27,211	—

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc

NOTES TO FINANCIALS STATEMENTS

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

Presentation of Interim Information

The financial information at June 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the three months ended June 30, 2011 may not be indicative of results for the year ending December 31, 2011 or any future periods.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. As of June 30, 2011 we had an accumulated deficit of $2,083,566 and a working capital deficit of $931,196. This raises substantial doubt about our ability to continue as a going concern. Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Reclassification

Certain reclassifications have been made to the six months ended June 30, 2010 financial statements to conform to the six months ended June 30, 2011 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of June 30, 2011 and December 31, 2010, there are no cash equivalents.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is based on specific identification of certain receivables that are at risk of not being paid. The allowance for doubtful accounts was $65,432 and $65,769 as of June 30, 2011 and December 31, 2010 respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The following table presents assets that are measured and recognized at fair value on a recurring basis as of June 30, 2011:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment- common stock	$550	$—	$—	$(1,450)

The following table presents assets that are measured and recognized at fair value on a recurring basis as of December 31, 2010:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment- common stock	$2,000	$—	$—	$(33,000)

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

NOTE 2 – ACCOUNTS RECEIVABLE

	June 30, 2011	December 31, 2010
Accounts receivable	118,255	85,336
Allowance for doubtful accounts	(65,432)	(65,769)
Accounts receivable, net	52,823	19,567

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Furniture & equipment	228,620	184,425

Accumulated depreciation	(60,391)	(42,962)
Fixed assets, net	$168,229	$141,463

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

Depreciation expense for the six months ended June 30, 2011 and June 30, 2010 was $17,430 and $10,933, respectively.

NOTE 4 – INVESTMENTS

As of June 30, 2011 the fair value of the Blue Earth common stock had declined to $0.0017 per share. Accordingly, the Company reduced the amount of the investment to $550. The loss was realized and classified as Other Expenses due to the Company’s determination that the devaluation of the shares was “other than temporary.”

NOTE 5 – RELATED PARTY TRANSACTIONS

Note Payable from Shareholder and Due to Shareholder

On July 20, 2010, Jamie Zweifel, a Company Director and stockholder loaned the Company $50,000. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of June 30, 2011 and December 31, 2010, $53,833 and $51,833, respectively was due Mr. Zweifel.

In addition to rental payments, on occasion, an entity wholly owned by the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of June 30, 2011 and December 31, 2010 $63,677 and $19,298 respectively, was due to Burshan LLC.

On occasion, the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of June 30, 2011 and December 31, 2010 $159,637 and $67,325, respectively, was due to the CEO .

On occasion, an entity wholly owned by the Company CEO’s spouse loaned the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of June 30, 2011 and December 31, 2010, $198,342 and $83,810, respectively, was due to Kaleida Ventures LLC.

Interest expense for the period ended June 30, 2011 and June 30, 2010 was $11,686 and $12,373, respectively.

License Agreements

The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan. On January 1, 2009 the license fees were reduced from $10,000 to $5,000 per month at the existing location. A second location was added effective March 1, 2009 at an additional $5,000 per month. The terms of both agreements are 10 years with a 5 year rolling renewal. Related party license fees are recorded as operating expenses and for the six months ended June 30, 2011 and 2010 $30,000 and $60,000, respectively.

As of June 30, 2011 and December 31, 2010, the license fees owed were waived by Burshan, LLC. Thus, the Company recorded the amount forgiven as additional paid in capital. Additionally, effective December 31, 2010, all License Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. Accordingly, all fees are recorded and the amount forgiven is and will be treated as additional paid in capital. On April 1, 2011, the license agreements were cancelled and Burshan LLC will assign the licenses to the Company. There were no fees recorded in the quarter ended June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, the management fees owed were waived by Burshan LLC. Thus, the Company recorded the amount forgiven as additional paid in capital. Additionally, effective December 31, 2010, all Management Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. Accordingly, all fees are recorded and the amount forgiven is and will be treated as additional paid in capital. As of April 1, 2011, the Company and Burshan LLC have agreed to terminate the Management Agreements. Management fees to related party are recorded as operating expenses and for the six months ended June 30, 2011 and 2010 were $94,500 and $189,000, respectively.

Rent Agreements

In exchange for the termination of the Management Agreement, the Company will pay rent and common area maintenance to Burshan LLC based on current market rates. In addition, the Company will assume all utilities on the related leased spaces.

At Location 1, the Company agreed to pay for the 9 months remaining in 2011, starting April 1, 2011, a rate of $7,659 per month plus CAM fees of $1,095 per month and for the twelve (12) month period starting January 1, 2012, to pay a rate of $5,744 per month plus CAM fees of $821 per month.

At Location 2, the Company agreed to pay for the 9 months remaining in 2011, starting April 1, 2011, a rate of $3,728 per month plus CAM fees of $877 per month and for the twelve (12) month period starting January 1, 2012, to pay a rate of $2,796 per month plus CAM fees of $658 per month.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock- Series A

The Company has authorized 10,000,000 shares of $0.00 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of June 30, 2011 and December 31, 2010.

The holders of the preferred stock are entitled to dividends at the rate of 6.5% (the Dividend Rate) calculated annually in December in arrears, when and as if declared by the Board of Directors. The Dividend Rate shall not exceed 1% of gross revenue but cannot less than 2% of the Stated Value of the Series A Preferred Stock. The Stated Value is defined as $10.00 per outstanding share of Series A Preferred Stock. Dividends declared although remaining unpaid as of June 30, 2011 were as follows:

Year	Amount
2011	$27,211
2010	54,800
2009	30,000
Total	$112,011

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

Common Stock

The authorized common stock is 90,000,000 shares at no par value.  As of June 30, 2011 and December 31, 2010, the Company had 22,731,503 shares of common stock issued and outstanding.

Additional Paid In Capital

License fees owed in the amount of $30,000 and $113,545 as of June 30, 2011 and December 31, 2010, respectively, were waived and were recorded as additional paid in capital.

Management fees owed in the amount of $94,500 and $356,137 as of June 30, 2011 and December 31, 2010, respectively, were waived and were recorded as additional paid in capital.

NOTE 7 – CONCENTRATIONS

As of June 30, 2011, there were two significant customers who account for 18% and 33% of the total sales for the quarter ended June 30, 2011. As of June 30, 2011, there were three significant customers who accounts for 10%, 18% and 35% of the total sales for the six months ended June 30, 2011. As of December 31, 2010, there were three significant customers who account for 11%, 18% and 32% of the total sales for the year ended December 31, 2010.

As of June 30, 2011, there was one significant customer who accounts for 83% of the total accounts receivable for the quarter ended June 30, 2011. As of December 31, 2010 there were two significant customers who account for 72% and 12% of the total accounts receivable for the year ended December 31, 2010.

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

Future minimum lease payments (principal and interest) as of June 30, 2011 were:

Amount
Year one	$40,511
Year two	6,628
Total	47,139

Operating Leases

The Company currently leases two locations from a related party.

At Location 1, the Company agreed to pay for the 9 months remaining in 2011, starting April 1, 2011, a rate of $ 7,659 per month plus CAM fees of $ 1,095 per month and for the twelve (12) month period starting January 1, 2012, to pay a rate of $ 5,744 per month plus CAM fees of $ 821 per month.

At Location 2, The Company agreed to pay for the 9 months remaining in 2011, starting April 1, 2011, a rate of $ 3,728 per month plus CAM fees of $ 877 per month and for the twelve (12) month period starting January 1, 2012, to pay a rate of $ 2,796 per month plus CAM fees of $ 658 per month.

Future minimum lease payments as of June 30, 2011 were:

Year Payable	Location 1	Location 2	Total
2011	$52,519	$27,626	$80,145
2012	78,778	41,439	120,217
Total	$131,297	$69,065	$200,362

Legal Matters

The Company is not currently involved in any litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 9 – INCOME TAXES

At June 30, 2011 and December 31, 2010, the Company had a federal operating loss carry forwards of $1,224,957, which begins to expire in 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$428,735	$377,256
Total deferred tax assets	428,735	377,256
Less: Valuation allowance	(428,735)	(377,256)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of June 30, 2011 and December 31, 2010 was $428,735 and $377,256, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2011 and December 31, 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2011 and December 31, 2010:

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

INFORMATION ABOUT REPORTABLE SEGMENT

June 30, 2011	Business Infrastructure	Waste Diversion Management	Total
Total sales revenue	98,772	42,565	141,337
Other revenue/income	0	0	0
Total segment revenue	98,772	42,565	141,337

Segment EBIT	(127,204)	(14,250)	(141,454)
Interest expense			(14,344)
Unrealized loss on equities securities held			(1,450)
Income(loss) before taxes			(157,248)
Segment total assets	62,325	171,125	233,750
Segment total liabilities	990,054	11,286	1,001,340
Net liabilities	(932,076)	159,839	(767,590)

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

Sales and Distribution Strategy

In 2011, PrismOne rolled out the first version of EMERALD (Enhanced Material Management and Electronic Reporting with Auditable Life-cycle Documentation), a web based Environmental Management System that tracks and certifies the volume of waste stream that is diverted from landfill to select clients. During the course of 2011, PrismOne will continue to develop and enhance EMERALD to incorporate client comments as well as address local municipal, State and Federal suggestions. Additionally PrismOne will engage with other current and potential clients to introduce them to EMERALD. Our expectations are for the gradual increase in quantity managed by EMERALD which has seen a 100% increase month over month. EMERALD will integrated with other offerings from PrismOne currently under development.

With the evident weakness in the residential housing market, our initial goal for deployment of PRISM (Presence Response and Integrated Systems Management) has been put on hold pending improvement in economic outlook for that industry and review of competitor offerings.

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

Research and Development

If we can generate sufficient working capital, we plan to continually enhance existing solutions and develop new complementary solutions and services utilizing our existing technology and we plan to bring new products to market as they become available throughout 2011. New solutions and services in Business Infrastructure and Waste Diversion will be built upon the core Quartz and Emerald platforms respectively now in place. We believe that our next generation platform offers more functionality and covers more of the market place that our research shows is there. There can be no assurance that we will have sufficient working capital to undertake these activities.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend continue to use the services of our management to sell our Product. As we expand our business operations, however, we plan to employ sales representatives to promote and sell our products and services to potential customers nationally and internationally.

Results of Operations for the three and six months ended June 30, 2011 and June 30, 2010.

Income. We recorded $141,337 in total revenues for the three months ended June 30, 2011. Our cost of goods sold for the three months ended June 30, 2011 was $50,980, resulting in gross profit of $90,357. By comparison, we recorded $121,452 in revenues for the three months ended June 30, 2010. Our cost of goods sold for the three months ended June 30, 2010 were $48,634 resulting in gross profit of $72,818.

We recorded $277,196 in total revenues for the six months ended June 30, 2011. Our cost of goods sold for the six months ended June 30, 2011 was $99,159, resulting in gross profit of $178,037. By comparison, we recorded $230,629 in revenues for the six months ended June 30, 2010. Our cost of goods sold for the six months ended June 30, 2010 was $83,023 resulting in gross profit of $147,607.

Operating and Other Expenses. Operating expenses were $231,811 for the three months ended June 30, 2011, compared to $216,205 for the three months ended June 30, 2010. Our operating expenses for both quarters consisted of administrative expenses, payroll, licenses and permits. During the three months ended June 30, 2011, we incurred other expenses in the form of interest expense in the amount of $14,344. During the three months ended June 30, 2010, we experienced interest expense of $7,684. We experienced a net loss of $157,248 for the three months ended June 30, 2011, compared to a net loss of $151,071 for the three months ended June 30 2010.

Operating expenses were $486,363 for the six months ended June 30, 2011, compared to $402,235 for the six months ended June 30, 2010. Our operating expenses for both six-month periods consisted of administrative expenses, payroll, management fees and licenses and permits. During the six months ended June 30, 2011, we incurred other expenses in the form of interest expense in the amount of $31,597. During the six months ended June 30, 2010, we experienced interest expense of $15,552. We experienced a net loss of $341,373 for the six months ended June 30, 2011, compared to $270,181 for the six months ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had $63,516 in current assets and $994,712 in current liabilities, resulting in a working capital deficit of $931,196.

At present, we have only $4,046 in cash on hand. We anticipate that we will require approximately $500,000 in order to fully implement our business plan. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the three months ended June 30, 2011, we generated a net loss of $157,248, and ended the period with a working capital deficit of $931,196. These circumstances have raised a substantial doubt about our ability to continue as a going concern. Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.     As of June 30, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.     As of June 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.     As of June 30, 2011, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of June 30, 2011.

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

PrismOne Group, Inc.

Date:	August 22, 2011

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer and Director

