Form 10-Q
period 2011-09-30
PrismOne Group, Inc.
filed 2011-11-14
CIK 1420216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

321-292-1000
(Registrant’s telephone number)

_____________________________________________________________
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

 [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  22,731,503 common shares as of November 10, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010;
F-2	Unaudited Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010;
F-3	Unaudited Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

PrismOne Group, Inc

Balance Sheets

ASSETS	September 30,	December 31,
	2011	2010
CURRENT ASSETS	(unaudited)	(audited)
Cash	$4,802	$23
Accounts receivable, net of allowance for doubtful accounts of $65,432 and $65,769 as of September 30, 2011 and December 31, 2010, respectively	74,730	19,567
Investment in equity securities	650	2,000
Prepaid expenses	12,194	—
Total current assets	92,376	21,590
Fixed assets, net	186,885	141,463
Deposits, other	2,006	—
Total long term assets	188,891	141,463
TOTAL ASSETS	$281,267	$163,053
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdrafts	$—	$4,275
Accounts payable and accrued expenses	395,565	327,816
Capital lease - current portion	42,307	30,705
Preferred dividends accrued - related party	125,711	84,800
Deferred revenue	14,020	11,190
Due to related party	519,646	207,778
Total current liabilities	1,097,249	666,563
Capital lease	2,995	19,996
Total long term liabilities	2,995	19,996
TOTAL LIABILITIES	1,100,244	686,559
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value 10,000,000 shares authorized; issued and outstanding 274,000	274	274
Common stock, $0.001 par value 90,000,000 shares authorized; issued and outstanding 22,731,503	22,732	22,732
Additional paid in capital	1,249,270	1,165,681
Accumulated other comprehensive loss	0	0
Accumulated deficit	(2,091,253)	(1,712,193)
Total stockholders' deficit	(818,977)	(523,506)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	$281,267	$163,053

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc

Statements of Operations

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES	$254,690	$257,128	$531,886	$487,757
COST OF GOODS SOLD	89,444	73,832	188,604	156,855
GROSS PROFIT	165,246	183,296	343,282	330,902
OPERATING EXPENSES
General and administrative	63,015	55,297	155,969	125,639
Professional fees	19,099	—	68,717	—
Management fees -related party	—	47,250	94,500	141,750
Payroll expenses	103,742	100,657	323,030	278,051
Licenses and permits -related party	—	30,000	30,000	90,000
Total Operating Expenses	185,856	233,204	672,216	635,440
INCOME (LOSS) FROM OPERATIONS	(20,610)	(49,908)	(328,934)	(304,538)
OTHER EXPENSES
Other income(expense)	38	—	38	—
Interest expense	(17,217)	(9,050)	(48,814)	(24,602)
Realized gain/(loss) on investment	100	—	(1,350)	—
Total Other Expenses	(17,079)	(9,050)	(50,126)	(24,602)
NET INCOME(LOSS)	$(37,689)	$(58,958)	$(379,060)	$(329,140)
Comprehensive loss:
Unrealized loss in equity securities held	—	(8,550)	—	(30,000)
Total comprehensive loss	$(37,689)	$(67,508)	$(379,060)	$(359,140)
Net loss per common share:
Basic and fully diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)
Weighted average common shares outstanding:
Basic and fully diluted	22,731,503	22,731,503	22,731,503	22,731,503

 The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc

Statements of Cash Flows

(Unaudited)

	For the Nine
	Months Ended
	9/30/2011	9/30/2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(379,060)	$(166,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,145	5,467
Donated services	124,500	47,250
Realized loss on investment	1,350	—
Changes in operating assets and liabilities
Change in accounts receivable	(55,163)	5,006
Change in accounts receivable - related party	—	(4,747)
Change in prepaid expenses	(12,194)
Change in other assets	(2,006)
Change in deferred revenue	2,830
Change in accounts payable and accrued expenses	67,749	94,823

Net cash used in operating activities	(225,849)	(18,562)

CASH FLOWS FROM INVESTING ACTIVITIES

Equipment	(71,567)	—
Net cash used in investing activities	(71,567)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Change in bank overdraft	(4,275)	(4,172)
Payments for capital lease obligation	(5,398)	(4,893)
Proceeds from notes payable related party	337,719	30,575
Payments for notes payable related party	(25,851)	—

Net cash provided by financing activities	302,195	21,510

NET INCREASE (DECREASE) IN CASH	4,779	2,948

CASH AT BEGINNING OF PERIOD	23	1,077

CASH AT END OF PERIOD	4,802	4,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	—	564
Income Taxes	—	—

NON CASH

Unrealized loss on equities held	—	15,000
Dividends Payable	40,911	—

The accompanying notes are an integral part of these financial statements.

PrismOne Group, Inc

Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

PrismOne Group, Inc., a Nevada corporation, develops ideas into practical solutions that apply non-traditional thinking, process review and technology to real world challenges.

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

Presentation of Interim Information

The financial information at September 30, 2011 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q. Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2010.

The results for the nine months ended September 30, 2011 may not be indicative of results for the year ending December 31, 2011 or any future periods.

Going Concern

Our financial statements have been prepared on a going concern basis, which assume that we will continue to realize our assets and discharge our liabilities in the normal course of business. As of September 30, 2011 we had an accumulated deficit of $2,091,253 and a working capital deficit of $818,977. This raises substantial doubt about our ability to continue as a going concern. Management’s plans for our continuation as a going concern are dependent upon the attainment of profitable operations and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

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

Reclassification

Certain reclassifications have been made to the nine months ended September 30, 2010 financial statements to conform to the nine months ended September 30, 2011 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value. As of September 30, 2011 and December 31, 2010, there are no cash equivalents.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts is based on specific identification of certain receivables that are at risk of not being paid. The allowance for doubtful accounts was $65,432 and $65,769 as of September 30, 2011 and December 31, 2010, respectively.

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

Leases in which a significant portion of the risks and rewards of ownership are not transferred to the Company as lessee are classified as operating leases. Payments made under operating leases are charged to profit or loss on straight-line basis over the period of the lease.

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

The Company recognizes revenue for Amber and is billed to the client once an item has been inventoried and entered into the system.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011.  The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The following table presents assets that are measured and recognized at fair value on a recurring basis as of September 30, 2011:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment- common stock	$650	$—	$—	$(1,350)

The following table presents assets that are measured and recognized at fair value on a recurring basis as of December 31, 2010:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment - common stock	$2,000	$—	$—	$(30,000)

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

NOTE 2 – ACCOUNTS RECEIVABLE

	September 30, 2011	December 31, 2010
Accounts receivable	140,162	85,336
Allowance for doubtful accounts	(65,432)	(65,769)
Accounts receivable, net	74,730	19,567

NOTE 3 – FIXED ASSETS

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Furniture & equipment	255,991	184,425

Accumulated depreciation	(69,106)	(42,962)
Fixed assets, net	$186,885	$141,463

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

Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 was $26,145 and $15,859, respectively.

NOTE 4 – INVESTMENTS

As of September 30, 2011 the fair value of the Blue Earth common stock had increased to $0.0013 per share. Accordingly, the Company increased the amount of the investment to $650. The gain was realized and classified as Other Expenses due to the Company’s determination that the devaluation of the shares was “other than temporary.”

NOTE 5 – RELATED PARTY TRANSACTIONS

Note Payable from Shareholder and Due to Shareholder

On July 20, 2010, Jamie Zweifel, a Company Director and stockholder loaned the Company $50,000. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of September 30, 2011 and December 31, 2010, $54,833 and $51,833, respectively was due Mr. Zweifel.

In addition to rental payments, on occasion, an entity wholly owned by the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of September 30, 2011 and December 31, 2010 $79,330 and $19,298 respectively, was due to Burshan LLC.

On occasion, the company’s CEO and majority stockholder loans the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of September 30, 2011 and December 31, 2010 $187,432 and $67,325, respectively, was due to the CEO.

On occasion, an entity wholly owned by the Company CEO’s spouse loaned the Company funds. The loan is unsecured, is due 36-months from the date of issuance, and bears interest at 8.0% per annum. As of September 30, 2011 and December 31, 2010, $233,967 and $83,810, respectively, was due to Kaleida Ventures LLC.

Interest expense for the quarter ended September 30, 2011 and September 30, 2010 was $17,217and 9,050 respectively. Interest expense for the nine month period ended September 30, 2011 and September 30, 2010 was $48,814 and $24,602 respectively.

License Agreements

The Company licenses certain proprietary intellectual property and technology to support its clients from Burshan LLC, an entity owned and controlled by the Company’s CEO, Samir Burshan. On January 1, 2009 the license fees were reduced from $10,000 to $5,000 per month at the existing location. A second location was added effective March 1, 2009 at an additional $5,000 per month. The terms of both agreements are 10 years with a 5 year rolling renewal. Related party license fees are recorded as operating expenses and for the nine months ended September 30, 2011 and September 30, 2010 $30,000 and $90,000, respectively.

As of September 30, 2011 and December 31, 2010, the license fees owed were waived by Burshan, LLC. Thus, the Company recorded the amount forgiven as additional paid in capital. Additionally, effective December 31, 2010, all License Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. Accordingly, all fees are recorded and the amount forgiven is and will be treated as additional paid in capital. On April 1, 2011, the license agreements were cancelled. There were no fees recorded in the quarter ended September 30, 2011.

Management Agreements

The Company leases furnished office space as well as computer equipment, networking gear and communications equipment in the form of a management agreement with Burshan LLC. On January 1, 2009 the Management agreement was revised to reduce the monthly payment to $10,500 per month from $15,500 for the existing location. In addition, on March 1, 2009, the Company entered into a second management agreement with Burshan LLC in which it leased a second fully furnished and equipped location for $21,000 per month. The agreements are for a period of 10 years with rolling renewals for 5 years. Management fees to related party are recorded as operating expenses and for the nine months ended September 30, 2011 and 2010 were $94,500 and $141,750, respectively.

As of September 30, 2011 and December 31, 2010, the management fees owed were waived by Burshan LLC. Thus, the Company recorded the amount forgiven as additional paid in capital. Additionally, effective December 31, 2010, all Management Agreements between PrismOne and Burshan LLC are inactivated for a period of 2 years. Accordingly, all fees are recorded and the amount forgiven is and will be treated as additional paid in capital. As of April 1, 2011, the Company and Burshan LLC have agreed to terminate the Management Agreements. In exchange for the termination of the Management Agreement, the Company will pay rent and common area maintenance to Burshan LLC based on current market rates. In addition, the Company will assume all utilities on the related leased spaces.

At Location 1, The Company agreed to pay for the 9 months remaining in 2011, starting April 1, 2011, a rate of $ 7,659 per month plus CAM fees of $ 1,094 per month and for the twelve (12) month period starting January 1, 2012, to pay a rate of $ 5,744 per month plus CAM fees of $ 821 per month.

At Location 2, The Company agreed to pay for the 9 months remaining in 2011, starting April 1, 2011, a rate of $ 3,728 per month plus CAM fees of $ 877 per month and for the twelve (12) month period starting January 1, 2012, to pay a rate of $ 2,796 per month plus CAM fees of $ 658 per month.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock- Series A

The Company has authorized 10,000,000 shares of $0.00 par value preferred stock available for issuance.  274,000 shares of preferred stock are outstanding as of September 30, 2011 and December 31, 2010.

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

Year	Amount
2011	$40,911
2010	54,800
2009	30,000
Total	$125,711

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

Additional Paid In Capital

License fees owed in the amount of $30,000 and $113,545 as of September 30, 2011 and December 31, 2010, respectively, were waived and were recorded as additional paid in capital.

Management fees owed in the amount of $94,500 and $356,137 as of September 30, 2011 and December 31, 2010, respectively, were waived and were recorded as additional paid in capital.

NOTE 7 – CONCENTRATIONS

As of September 30, 2011, there were three significant customers who account of 10.3%, 11.5% and 50.8% of the total sales for the quarter ended September 30, 2011. As of September 30, 2011 there were three significant customers who account for 7.7%, 15.4% and 42% of the total sales for the nine months ended September 30, 2011. As of December 31, 2010, there were three significant customers who account for 11%, 18% and 32% of the total sales for the year ended December 31, 2010.

As of September 30, 2011, there were two significant customers who account for 78% and 13% of the total accounts receivable for the quarter ended September 30, 2011. As of December 31, 2010 there were two significant customers who account for 72% and 12% of the total accounts receivable for the year ended December 31, 2010.

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

Future minimum lease payments (principal and interest) as of September 30, 2011 were:

Amount
Year One	$33,349
Year Two	11,9538
Total	45,302

Operating Leases

The Company currently leases two locations from a related party. Each lease is for a period of twenty one (21) months with rolling renewals for a period of three years each. Future minimum lease payments as of September 30, 2011 were:

Year Payable	Location 1	Location 2	Total
2011	26,259	13,813	40,072
2012	78,778	41,439	120,217
Total	105,037	55,252	160,289

Legal Matters

The Company is not currently involved in any litigation that would have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 9 – INCOME TAXES

At September 30, 2011 and December 31, 2010, the Company had a federal operating loss carry forwards of $1,254,029 and $1,026,964, which begins to expire in 2027.

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30, 2011 and December 31, 2010:

	2011	2010
Deferred tax assets:
Net operating loss carry forward	$438,910	$377,256
Total deferred tax assets	438,910	377,256
Less: Valuation allowance	(438,910))	(377,256)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of September 30, 2011 and December 31, 2010 was $438,910 and $377,256, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2011 and December 31, 2010 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30, 2011 and December 31, 2010:

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

INFORMATION ABOUT REPORTABLE SEGMENT

September 30, 2011	Business Infrastructure	Waste Diversion Management	Total
Total sales revenue	128,487	126,203	254,690
Other revenue/income	0	0	0
Total segment revenue	128,487	126,203	254,690
Segment EBIT	(48,962)	28,352	(20,610)
Interest expense			(17,179)
Unrealized loss on equities securities held			100
Income(loss) before taxes			(37,689)
Segment total assets	85,843	195,424	281,267
Segment total liabilities	1,076,689	23,555	1,100,244
Net liabilities	(990,846)	171,869	(818,977)

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated and noted no subsequent events through the date the financial statements were issued.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements”. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview and Plan of Operation

PrismOne Group, Inc., a Nevada corporation, develops ideas into practical solutions that incorporate non-traditional process review and technology, and driven by the ambition to make our clients lifestyle and workscape easier by applying non-traditional thinking to real world challenges.

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

Sales and Distribution Strategy

In 2011, PrismOne rolled out the first version of EMERALD (Enhanced Material Management and Electronic Reporting with Auditable Life-cycle Documentation), a web based Environmental Management System that tracks and certifies the volume of waste stream that is diverted from landfill to select clients. During the course of 2011, PrismOne will continue to develop and enhance EMERALD to incorporate client comments as well as address local municipal, State and Federal suggestions. Additionally PrismOne will engage with other current and potential clients to introduce them to EMERALD. Our expectations are for the gradual increase in quantity managed by EMERALD which has seen a 100% increase month over month. EMERALD will be integrated with other offerings from PrismOne currently under development.

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

In order to achieve our goal, we intend to increase awareness of our Products and Services with potential customers, who we anticipate will be business owners, building managers, and community managers, and to actively partner with or acquire technologies or companies that enhance our product offering. Currently, beyond the web presence of www.prismone.com, we do not actively market our products or services but have relied on a word-of-mouth process to attract clients. While this has been successful, we believe that a much greater growth can be realized with the introduction of a coordinated marketing campaign. We intend to do this by engaging in the following:

-	Attending national and regional networking, communications, and building technology events and conferences that incorporate sustainability and a “green” focus. There are events and conferences managed by regional and central institutions and organizations to promote products and services related to the sustainability within various vertical markets and include computer networking, communications, and building technology industries. We plan to attend a number of events attended by merchants and representatives in these industries in order to further expose our product. These events will include trade meetings, promotional events, seminars, and conferences.
-	Developing direct marketing programs. In addition to attending the foregoing conferences and seminars, we intend to market directly to business owners, building managers, community managers, local, regional and state governments. Our marketing will include conducting seminars and the use of online and traditional advertising media such as newspapers and trade publications.
-	Promoting to the public through internet-based and traditional media advertising. We intend to use Internet-based and social media to promote our product directly to the public to raise public awareness of our Products and Services. A priority for marketing will be to enhance our current client facing web presence, www.prismone.com and to further engage the public via Facebook pages for PrismOne, PrismOne Emerald and PrismOne Quartz.

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

Results of Operations for the three and nine months ended September 30, 2011 and September 30, 2010.

Income. We recorded $254,690 in total revenues for the three months ended September 30, 2011. Our cost of goods sold for the three months ended September 30, 2011 was $89,444, resulting in gross profit of $165,246. By comparison, we recorded $257,128 in revenues for the three months ended September 30, 2010. Our cost of goods sold for the three months ended September 30, 2010 were $73,832 resulting in gross profit of $183,296.

We recorded $531,886 in total revenues for the nine months ended September 30, 2011. Our cost of goods sold for the nine months ended September 30, 2011 was $188,604, resulting in gross profit of $343,282. By comparison, we recorded $487,757 in revenues for the nine months ended September 30, 2010. Our cost of goods sold for the nine months ended September 30, 2010 was $156,855 resulting in gross profit of $330,902.

Operating and Other Expenses. Operating expenses were $185,856 for the three months ended September 30, 2011, compared to $233,204 for the three months ended September 30, 2010. Our operating expenses for both quarters consisted of administrative expenses, payroll, licenses and permits. During the three months ended September 30, 2011, we incurred net other expenses in the amount of $17,079. During the three months ended September 30, 2010, we experienced other expenses of $9,050.

Operating expenses were $672,216 for the nine months ended September 30, 2011, compared to $635,440 for the nine months ended September 30, 2010. Our operating expenses for both nine-month periods consisted of administrative expenses, payroll, management fees and licenses and permits. During the nine months ended September 30, 2011, we incurred net other expenses in the amount of $50,126. During the nine months ended September 30, 2010, we experienced other expenses of $24,602.

Net Losses. We incurred a net loss of $37,689 for the three months ended September 30, 2011, compared to a net loss of $58,958 for the three months ended September 30, 2010. For the nine months ended September 30, 2011, we incurred a net loss of $379,060, compared to a net loss of $359,140 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had $92,376 in current assets and $1,097,249 in current liabilities, resulting in a working capital deficit of $1,004,873.

At present, we have only $4,802 in cash on hand. We anticipate that we will require approximately $500,000 in order to fully implement our business plan. Our revenues are not sufficient to cover our business operations at their current or expanded levels, and we may need to obtain additional debt or equity financing. We do not currently have any arrangements in place to secure such financing, and there is no guarantee that we will be able to obtain financing should it be required. In connection with raising this additional capital, we would incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will continue to realize our assets and discharge our liabilities in the normal course of business. During the three months ended September 30, 2011, we generated a net loss of $37,689, and ended the period with a working capital deficit of $1,004,873. These circumstances have raised a substantial doubt about our ability to continue as a going concern. Management’s plans for our continuation as a going concern are dependent upon the continuing attainment of profitable operations, and our ability to raise equity or debt financing if and when needed. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period ended September 30, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.       As of September 30, 2011, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.       As of September 30, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.       As of September 30, 2011, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity and liability transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of September 30, 2011.

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

PrismOne Group, Inc.

Date:	November 14, 2011

By: /s/ Samir Burshan Samir Burshan Title: Chief Executive Officer and Director

